Form 10-Q
period 2012-06-30
Pacific Metals Corp.
filed 2012-08-14
CIK 1545312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

Pacific Metals Corp.

(Exact Name of registrant as specified in its Charter)

Nevada	43-2110431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 North Rainbow Blvd #2987, Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code       (416) 214-1483

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of August 14, 2012, the Company had outstanding 20,000,000 shares of its common stock, par value $0.001.

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Pacific Metals Corp.
(An Exploration Stage Company)
Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$1,999	$125
Total Current Assets	1,999	125
Mineral Rights
Total Mineral Rights	33,255	33,255
Intangibles
Total Intangible Assets, net	9,917	-
Other Assets
Total Other Assets	500	-
TOTAL ASSETS	$45,671	$33,380
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$670	$-
Related Party Notes Payable	102,897	59,397
Total Current Liabilities	103,567	59,397
Long Term Liabilities
Total Long Term Liabilities	-	-
Total Liabilities	103,567	59,397
Stockholders' Deficit
Common stock - $0.001 par value; 200,000,000 shares authorized, 10,000,000 issued and outstanding at June 30, 2012 and December 31, 2011	10,000	10,000
Preferred Stock - $0.001 par value; 10,000,000 shares authorized, no shares outstanding at June 30, 2012 and December 31, 2011	-	-
Additional Paid In Capital	-	-
Deficit accumulated during the exploration stage	(67,896)	(36,017)
Total Stockholder’s Deficit	(57,896)	(26,017)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45,671	$33,380

See accompanying notes to the financial statements

Pacific Metals Corp.
(An Exploration Stage Company)
Statements of Operations (Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Jun 28, 2006 (Date of Inception) to June 30, 2012
Revenue	-	-	-	-	-
Total Revenue	$-	$-	$-	$-	$-
Operating Expenses
Amortization Expense	83	-	83	-	83
Automobile Expense	-	-	-	-	188
Bank Service Charges	122	99	221	213	2,487
Business License & Fees	-	-	-	-	40
Dues and Subscriptions	-	-	-	-	465
Licenses and Permits	610	-	610	610	5,185
Materials and Supplies	-	-	-	-	534
Mineral Rights Expense	-	-	-	-	9,551
Office Supplies	-	-	-	-	394
Professional Fees	22,630	-	30,965	-	43,850
Travel	-	-	-	-	5,119
Total Operating Expenses	$23,445	$99	$31,879	$823	$67,896
Net Ordinary Loss	(23,445)	(99)	(31,879)	(823)	(67,896)
Net Loss	(23,445)	(99)	(31,879)	(823)	(67,896)

Loss Per Share	(0.002)	(0.000)	(0.003)	(0.000)	(0.007)

Weighted Average Number of Shares	10,000,000	10,000,000	10,000,000	10,000,000	10,000,000

See accompanying notes to the financial statements

Pacific Metal Corp.
(An Exploration Stage Company)
Statements of Changes in Stockholders' Capital
From Inception June 28, 2006 to June 30, 2012 (Unaudited)

				Deficit
				Accumulated
				During the
	Common Stock		Additional paid	Exploration
	Shares	Amount	in Capital	Stage	Total
Balance at June 28, 2006	100	$-	$-	$-	$-

Net Loss	-	-	-	(20,047)	(20,047)
Balance at December 31, 2006	100	$-	$-	$(20,047)	$(20,047)

Net Loss	-	-	-	(7,277)	(7,277)
Balance at December 31, 2007	-	$-	$-	$(27,324)	$(27,324)

Net Loss	-	-	-	(1,429)	(1,429)
Balance at December 31, 2008	-	$-	$-	$(28,753)	$(28,753)

Net Loss	-	-	-	(1,022)	(1,022)
Balance at December 31, 2009	-	$-	$-	$(29,775)	$(29,775)

Shares Issued for Related Party Debt Repayment	9,999,900	10,000	-		10,000
Net Loss	-	-	-	(1,566)	(1,566)
Balance at December 31, 2010	10,000,000	$10,000	$-	$(31,341)	$(21,341)

Net Loss	-	-	-	(4,676)	(4,676)
Balance at December 31, 2011	10,000,000	$10,000	$-	$(36,017)	$(26,017)

Net Loss	-	-	-	(31,879)	(31,879)
Balance at June 30, 2012	10,000,000	$10,000	$-	$(67,896)	$(57,896)

See accompanying notes to the financial statements

Pacific Metals Corp.
(An Exploration Stage Company)
Statements of Cash Flows (Unaudited)

	For the Six	For the Six	June 28, 2006
	Months Ended	Months Ended	(date of inception)
	June 30, 2012	June 30, 2011	to June 30, 2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(31,879)	$(823)	$(67,896)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization Expense	83	-	83
Changes in operating assets and liabilities:
Prepaid Expenses	(500)	-	(500)
Accounts Payable	670	-	670
NET CASH USED IN OPERATING ACTIVITIES	(31,626)	(823)	(67,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Intangible Assets	(10,000)	-	(10,000)
Investment in Mineral Rights	-	-	(33,255)
NET CASH USED IN INVESTING ACTIVITIES	(10,000)	-	(43,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party Notes payable	43,500	925	112,897
NET CASH PROVIDED BY FINANCING ACTIVITIES	43,500	925	112,897

NET CHANGE IN CASH	1,874	102	1,999
CASH AT BEGINNING OF PERIOD	125	39	-
CASH AT END OF PERIOD	$1,999	$140	$1,999
Cash Paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash financing and investing activities:
Common stock issues for Related Party Debt Repayment	$-	$-	$10,000

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pacific Metals Corp. (“Pacific Metals”) was incorporated in Nevada on June 28, 2006. Pacific Metals owns mineral claims in Colorado. Pacific Metals is a wholly owned subsidiary of Pacific Gold Corp. (“Pacific Gold”, or the “parent Company”)

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration stage companies.  An exploration stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

These financial statements are expressed in U.S dollars. The Company’s year-end is December 31. Financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States.

Significant Accounting Principles

Use of Estimates and Assumptions.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales, expenses and costs recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2012 cash includes cash on hand and cash in the bank.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes.  This statement prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loss Per Share

The Company follows the provisions of ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of June 30, 2012, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

Mineral Rights

All mine-related costs, other than acquisition costs, are expensed prior to the establishment of proven or probable reserves.  Reserves designated as proven and probable are supported by a final feasibility study, or the profitable extraction of ores, indicating that the reserves have had the requisite geologic, technical and economic work performed and are legally extractable at the time of reserve determination. Once proven or probable reserves are established, all development and other site-specific costs are capitalized.

Capitalized development costs and production facilities are depleted using the units-of-production method based on the estimated gold which can be recovered from the ore reserves processed.  There has been no change to the estimate of proven and probable reserves. Maintenance and repairs are charged to expense as incurred.

Intangible Assets

Pacific Metals has acquired mining claims database which will be amortized over its estimated useful life of ten years using a straight line method.

Amortization of Intangible Assets

The accumulated amortization of intangible assets with finite useful lives was $83 for the three months ended June 30, 2012.

For these assets, amortization expense over the next five years is expected to be $4,500.

Year	USD
2012	$500
2013	1,000
2014	1,000
2015	1,000
2016	1,000
$4,500

Impairment of Long-Lived Assets.

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Pacific Metals assesses recoverability of the carrying value of the asset by estimating the undiscounted future net cash flows, which depend on estimates of metals to be recovered from proven and probable ore reserves, and also identified resources beyond proven and probable reserves, future production costs and future metals prices over the estimated remaining mine life.  If undiscounted cash flows are less that the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset.  For Pacific Metals, asset retirement obligations primarily relate to the abandonment of ore-producing property and facilities.

We review the carrying value of our interest in each mineral claim on a quarterly basis to determine whether impairment has incurred in accordance with ASC 360-930.

Where information and conditions suggest impairment, we write-down these properties to net recoverable amount, based on estimated discounted future cash flows. Our estimate of gold price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in property, plant, and equipment. Although we have made our best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect our estimate of net cash flows expected to be generated from our operating properties and the need for possible asset impairment write-downs.

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, we assess if carrying value can be recovered from net cash flows generated by the sale of the asset or other means.

Recently issued accounting pronouncements

Recent accounting updates that the Company has adopted or that will be required to adopt in the future are summarized below.

On December 31, 2011, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10 for the fiscal year ended December 31, 2011.

NOTE 3 – MINERAL RIGHTS

Mineral rights at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Graysill Claims	$33,255	$33,255

NOTE 4 – SHAREHOLDER NOTE PAYABLE / RELATED PARTY TRANSACTIONS

Pacific Metals owed $101,179 and $57,679 to its parent company as of June 30, 2012 and December 31, 2011, respectively.  The amount due is represented in a single, demand note to the parent company, which bears no interest. The parent company advances funds on an as needed basis to the Company.

Pacific Metals owed $1,718 to another subsidiary of its parent company as of June 30, 2012 and December 31, 2011. The amount due is represented by a demand note, which bears no interest.

NOTE 5 – INCOME TAXES

The parent company, Pacific Gold, files its corporate income tax returns on a consolidated basis.  Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2011 and 2010, Pacific Gold incurred net losses and, therefore, has no tax liability.

NOTE 6 – COMMON STOCK

At the time of inception 100 common shares were issued to its parent company, Pacific Gold Corp. In 2010, there were 9,999,900 common shares issued to Pacific Gold Corp. as payment for a portion of the debt owed to the parent company. There was no shares issuance for the six months ended June 30, 2012.

NOTE 7 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2012, the Company had an accumulated deficit of $67,896, negative working capital of $101,568, and negative cash flows from operations of $31,626 raising substantial doubt about its ability to continue as a going concern.  During the six months ended June 30, 2012, the Company financed its operations through issuance of debt to a related party.

NOTE 8 – SUBSEQUENT EVENTS

On July 20, 2012 the board of Pacific Metals Inc. agreed to a dividend of the outstanding shares of the Company on a one for one basis. The new issued and outstanding shares of Pacific Metals Inc. are 20,000,000 shares all of which are owned by Pacific Gold Corp.

The company evaluated subsequent events through the date of issuance of these financial statements and has determined that there were no additional material subsequent events that need to be disclosed.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

Forward Looking Statements

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those mentioned in this management's discussion and analysis that could have a material adverse effect on the company's current financial position, future results of operations, or liquidity, because its current operations are limited. However, investors should also be aware of factors that could have a negative impact on the company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources, once it begins to implement its business plan. These may include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the company seek to do so, (iii) increased governmental regulation or significant changes in that regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the company or to which the company may become a party in the future, and (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all such risk factors on the company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The financial information set forth in the following discussion should be read with the financial statements of Pacific Metals included elsewhere herein.

Business

Pacific Metals Corp. (“Pacific Metals,” or the “company”) was incorporated in Nevada on June 28, 2006. Pacific Metals owns federal mining claims in Southwest Colorado. The company staked the claims it owns in August 2006. Since then, Pacific Metals has worked to maintain the claims and internally established an exploration and development plan.   More recently, Pacific Metals has been proceeding to effect its business plan and has engaged a geological consulting firm to evaluate the mineral deposits and to begin an exploration and measuring program of the historical resources on the company’s claims and upon those results beginning a drilling program to confirm historical results and expand the size of the known resource on the mining claims.

The main objective of Pacific Metals is to explore, identify, and develop commercially viable mineral deposits in the claims over which the company has rights that could potentially produce revenues. Exploration and development for commercially viable mineral deposits of any commercial metal or mineral includes a high degree of risk, which careful evaluation, experience and factual knowledge may not eliminate, and therefore, we may never produce any significant revenues.

Pacific Metals does not have the financial resources and does not have any commitments for funding from unrelated parties or any other agreements that will provide working capital. We cannot give any assurance that Pacific Metals will locate any funding or enter into any agreements that will provide the required operating capital. Pacific Metals has been dependent on its parent company Pacific Gold Corp. to provide it with working capital since inception. In 2012 Pacific Gold Corp., advanced funds such that Pacific Metals could begin to implement its business plan by engaging a geologist consulting firm.

The company should be considered an exploration stage company, in which stage the company will only be commencing the search for mineral deposits and will seek to assess and define those deposits. The company does not have any reserve analysis reports in respect of its claims. The company is not in actual development or production of any mineral deposits.

Description of Property

The company owns 24 unpatented federal lode mining claims, PMC 30-46 and PMC 48-54, Colorado Mining Claim numbers 259820-259843, in San Juan and Dolores Counties, Colorado, staked in August 2006; immediately southeast of Bolam Pass. The lead claim file number for the file is San Juan County 145097 and Delores County 00150911.The claims are located within the San Juan Mountains, north of Durango, Colorado. The claims are situated on federal land. They cover approximately 480 acres of very rugged, mountainous terrain. The claims are subject to an annual renewal fee of $140 each, paid yearly by the Company to the BLM prior to September 1st of each year along with a notice of intent to hold the claims. The mining claims were acquired by staking land owned by the BLM. The staking process involved a physical visit to the site using a GPS to locate USGS corner posts and then placer location monuments at the 4 corners of each prospective claim. Subsequently a field map is prepared and then the claim location notices are filed with the proper county of location and once stamped by the county the claims are then submitted to the Colorado BLM with the appropriate location fee and advance renewal fee of $140 per claim for the subsequent year.

The claims are located at an elevation of 11,000 feet above mean sea level and are accessible by a dirt road that is maintained during the summer months by the United States Forest Service. The property, which is referred to as the Graysill Property, encompasses the historic Graysill Mine, a past producer of vanadium and uranium ore.  Based on generally available public information, the Graysill Mine is known to have produced vanadium and by-product uranium during a period of approximately twenty years after World War II. It is generally estimated that before the mine ceased production in the early 1960’s, approximately 32,000 tons of ore were mined with a reported grade of approximately 2.41% vanadium pentoxide and 0.09% uranium oxide.  No assurance can be given that these reportable grades will be matched in future explorations and operations if commenced.

Vanadium is primarily used as a steel additive to strengthen it. Vanadium also is compatible with titanium, therefore vanadium foil is used in cladding titanium to steel. Vanadium also is a suitable material for the inner structure of a fusion reactor. Several vanadium alloys show superconducting behavior.  Certain vanadium oxides are used in chemical reactions for the production of other products, such as sulfuric acid, ceramics and glass coatings.

Uranium has many uses, notably in the energy and military sectors. Medical and scientific uses are also important within the uranium industry, including for medical diagnostics, cell and medical research and scientific dating.

The property is underlain by a gently dipping assemblage of Paleozoic and Mesozoic sedimentary rocks within which vanadium and uranium occurs in many of the rock units in a stratabound manner, exhibiting little or no apparent relationship to regional structural trends. Although vanadium and uranium occurrences are ubiquitous and are known to exist in over 20 distinctly different sedimentary units in the vicinity of the property of American Uranium, the Pennsylvanian-Permian Rico Formation and the Upper Jurassic Entrada Sandstone are the only formations which have been mined previously for vanadium and uranium. Most of the past production has come from the Entrada Sandstone. Historically, there have been a number of uraniferous vanadium deposits developed in the Entrada Sandstone along a sinuous trend extending in a north-south direction for over 100 miles. This trend coincides with a major structural feature representing a transitional zone between the Colorado Plateau and the Southern Rocky Mountain physiographic provinces.

There is no modern determination of mineral reserves, which means there is no current evaluation of the economic or legally extractable or producible mineral deposits within the claims owned by the company.

The company has not completed any work on the property aside from an on-site inspection by a mining engineer.

There are currently no usable facilities or infrastructure on the property.

The company has begun its exploration and development program as outlined below under the heading Business Plan.

No sources of water or power have yet been secured or identified, by the company, at the property.

To date the company has spent approximately $50,000 on the project claims and is currently scheduled to spend another $10,500 in the second quarter of 2012 for initial exploratory activities.

Competition

Currently, we do not have any direct competition with respect to the specific claims that the company owns.  Within the industry of vanadium and uranium, if we were to develop production capacity, the company would compete with other suppliers of these minerals.  Because minerals are sourced world-wide, our competition would include companies operating in diverse locations such as Africa, Australia, the People’s Republic of China and the Americas.  The companies that commonly are producing minerals of this nature are large capitalization companies, with established mining clams and operations.  Their deposits are often refined and sold through related parties or to and through companies with which they have long standing relationships.  In some countries which are seeking to develop their mineral resource capabilities, there are direct and indirect subsidies and supports that give these producers market advantage.  In the United States, we will also have to face the competitive differential imposed by a body of sophisticated, comprehensive environmental laws that cover mining, transportation, refining and distribution of minerals.  Additionally, since there are dangerous aspects to the operation of shaft mining and associated with vanadium and uranium, there is a body of worker protection and similar laws that we will have to comply with.  These may be more restrictive and costly rules than our competitors have to follow, which would make our operations more expensive and less competitive in the world market.

In terms of developing our business plan and conducting exploration and later mineral deposit development, we also expect to compete for qualified geological and environmental experts to assist us in our exploration of mining prospects, as well as any other consultants, employees and equipment that we may require in order to conduct our operations.

Currently, there is significant competition for financial capital to be deployed in mining and mineral extraction, particularly in relation to the oil and gas extractive industries.  Therefore, it is difficult for smaller mineral companies such as Pacific Metals to attract investment for its exploration activities.  We cannot give any assurances that we will be able to compete for capital funds, and without adequate financial resources management cannot assure that the company will be able to compete in exploration activities and ultimately in mineral deposit development, production and sales.

Regulation

The exploration and development of a mining prospect is subject to regulation by a number of federal and state government authorities. These include the United States Environmental Protection Agency and the Bureau of Land Management as well as the various state environmental protection agencies.  The regulations address many environmental issues relating to air, soil and water contamination and apply to many mining related activities including exploration, mine construction, mineral extraction, ore milling, water use, waste disposal and use of toxic substances.  In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation.  Many of the regulations require permits or licenses to be obtained and the filing of Notices of Intent and Plans of Operations, the absence of which or inability to obtain will adversely affect the ability for us to conduct our exploration, development and operation activities.  The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

For the purposes of exploration drilling, the company will be subject to the approval of a plan of operations submitted to the US Forest Service and/or the BLM. Additionally, the plan of operations for exploration drilling will have to be approved by the Colorado Division of Reclamation, Mining and Safety and the Colorado Department of Public Health and Environment. Once the plan of operations is approved by these agencies, the company must post a bond with the state prior to commencing any exploration work that disturbs the ground in a material manner, which bond amount will cover reclaimation and other costs in the event the company fails to act in accordance with its plan.

The preparation and filing of the plan of operations for exploration drilling and the associated permitting is not difficult process because of the limited intrusion into the land.  The company believes that once it has the necessary reports that it will be able to formulate a plan and obtain the necessary permits.   The permits related to the number of drill sites, the location, and the extent of the drilling, as well as the expected disruption to the land and the necessary steps for reclaimation.

In the future, if an when the company progresses to establishing a mining operation, in order to begin operating a mine, the company must have an approved plan of operations with the US Forest Service and/or BLM, an approved Air permit with the Colorado Department of Public Health and Environment, an approved water pollution control permit with the Colorado Department of Public Health and Environment, an approved and acceptable bond with the Colorado Department of Public Health and Environment and US Forest Service and/or BLM, any business license required by the relevant counties and must also abide by al Mine Safety and Health Agency regulations. The Colorado Division of Reclamation has permitting oversight on all reclamation plans. Since the minerals include some that are may be radioactive, the company will also have to comply with the regulation of radioactive materials of the State of Colorado, which will be an added permitting process within the overall plan of operations for an operating mine.  Before the plan of operations will be filed, the company will have to arrange for a source of water, develop a water pollution control system, and develop an air pollution control system, in addition to all the other aspects of opening a mine for operations.

We must comply with the annual staking and patent maintenance requirements of the State of Colorado and the United States Bureau of Land Management, which included the payment of the annual renewal fee for each claim.  We must also comply with the filing requirements of our proposed exploration and development, including Notices of Intent and Plans of Operations.  In connection with our exploration and assessment activities, we have pursued necessary permits where exemptions have not been available although, to date, most of these activities have been done under various exemptions.  We will need to file for water use and other extractive-related permits in the future.

Employees

We currently employ one person, our chief executive officer Mr. Mitchell Geisler.  Mr. Geisler is employed without a written employment agreement.  Currently, Mr. Geisler does not draw a salary, and the company only reimburses him for his expenses.  Notwithstanding the current arrangement, the company may pay Mr. Geisler a salary or other compensation on a bonus basis in the future, in amounts determined in the discretion of the company or as negotiated with Mr. Geisler, which compensation may take the form of cash, stock issuances, employee options and promissory notes.

We do not have any other employees at this time. In the future, when we need other persons for aspects of the exploratory work and other functions, we will hire persons under service agreements as consultants, part-time and full time employees as necessary.  We do not have any arrangements for the hiring of any persons at this time.

Executive Offices

Our principal executive offices are located at 848 North Rainbow Blvd #2987, Las Vegas, Nevada 89107. Our telephone number is (416) 214-1483.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall Operating Results:

The company has had no revenues since inception (June 28, 2006) through June 30, 2012.

Operating expenses over that same time frame totaled $67,896. These expenses include various general and administrative costs of $18,927, professional fees of $43,850, and travel expenses of $5,119.

Liquidity and Capital Resources:

We do not currently have any working capital with which we can fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We have total assets of $45,671 and total liabilities of $103,567 as of June 30, 2012. Total stockholder’s deficit at June 30, 2012 was $57,896.

We will need capital for all aspects of our business development.  We initially will need $30,000 in capital to commence our business and exploration plan.  Expenses in phase one of our business development will include general operations, hiring geological and engineering experts for conducting historical research and mapping along with preliminary exploration activities. Further capital as will be identified by phase one of our plan will then be required for preparation and analysis of geological findings, core drillings where necessary, scientific testing of samples, among other things. We anticipate that the capital requirements for subsequent phases of the geological exploration will be in excess of $1,000,000.  Further, until there is a fuller assessment of the mining property, we cannot determine the capital requirements and our operating budgets, if it is decided to pursue full exploration and development. We also will be subject to environmental expenses in connection with these activities.  We will also have the expense of maintaining and defending our claims, and seeking further claims to be able to garner enough area to make our operations more viable once we have shown appropriate mineral deposits present in our claims, if at all.  After the first four phases of our exploration plan, we will need substantial capital to develop the claims, acquire plant and equipment and hire personnel.

We intend to seek equity forms of capital. We do not believe that debt financing is available to the company at this time, partly because we do not have any earnings with which to support debt service or maintain typical debt covenants. We have no arrangements for any capital at this time.  Additionally, equity capital for small companies generally and small companies in the mining and resources segment in particular, have a difficult time competing for investors because of the high risk at this stage of development and the fact that the investment is long term.  The market for the minerals that the company believes may be within its mining claims also influences investment decisions, such that if there is strong demand, then funds may be relatively more available, but if market demand is not strong or the price of the minerals declines, funding may be unavailable. Additionally, the capital demands of the oil and gas industries present competition for funds for companies in the junior mining segment.

We currently have loaned $102,897 from our parent company, Pacific Gold Corp. This note is due on January 31, 2013. We anticipate that Pacific Gold Corp. will advance us further funds throughout 2012 in order to complete the first 4 phases of our exploration plan. These funds have been loaned interest free, and are convertible into shares of the Company at $0.05 per share. We expect further advances in 2012 to be on the same terms.

JOBS Act - Adoption of New and Revised Standards

The JOBS Act affords us the ability to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  This election, which we have made, is irrevocable.  The result of this election means that our financial statements may not be comparable to other public companies that comply with the accounting standards when effective.

Emerging Growth Company Status

We have elected to be treated as an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Going Concern

Our financial statements include a statement that unless we obtain financing or generate revenues there is substantial concern that we will be able to continue as a going concern.  We do not have any current prospects for obtaining financing and as part of our business plan we intend to seek operational capital to commence our exploration activities and maintain our operations.  We do not have any prospects for generating revenues within the near or longer-term future because we are in the exploration stage of a mining business.  Therefore, we may not be able to continue with our business plan and have to curtail our operations and any early exploration activities.

To date, we have financed our operations from the issuance of non-interest bearing, demand notes to our parent corporation and an affiliated corporation.  We have not had any external sources of capital for our operations.

Off balance sheet arrangements:

The company has no off-balance sheet arrangements.

New Accounting Pronouncements

Pacific Metals Corp. does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Diagnostic Imaging’s results of operations, financial position, or cash flow.

ITEM 3 – QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISKS

N/A

ITEM 4 – CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management and our board of directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at the date of management’s evaluation through the date of this report.

(b)

Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

Our determination of non-effectiveness is based upon the number and magnitude of adjustments proposed by our independent auditor during their review of our quarterly results.

1.  As of June 30, 2012, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of June 30, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management is evaluating our control environment and plans to make improvements to the quality of our controls.  When changes are made to our control structure it will be disclosed in future filings.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No Legal Proceedings

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2012 the Company did not issue shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NUMBER

DESCRIPTION

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. *

*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registration statement on Form 10 to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC METALS CORP.

By: /s/ Mitchell Geisler
Mitchell Geisler,
Chief Executive Officer

Dated August 14, 2012