Form 10-Q
period 2012-09-30
Pacific Metals Corp.
filed 2012-11-13
CIK 1545312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

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

As of October 29, 2012, the Company had outstanding 20,000,000 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Metals Corp.
(An Exploration Stage Company)
Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$1,932	$125
Total Current Assets	1,932	125
Mineral Rights
Total Mineral Rights	36,615	33,255
Intangibles
Total Intangible Assets, net	9,667	-
Other Assets
Total Other Assets	500	-
TOTAL ASSETS	$48,714	$33,380
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,940	$-
Related Party Notes Payable	111,398	59,397
Total Current Liabilities	113,338	59,397
Long Term Liabilities
Total Long Term Liabilities	-	-
Total Liabilities	113,338	59,397
Stockholders' Deficit
Common stock - $0.001 par value; 200,000,000 shares authorized, 20,000,000 issued and outstanding at September 30, 2012 and December 31, 2011	20,000	10,000
Preferred Stock - $0.001 par value; 10,000,000 shares authorized, no shares outstanding at September 30, 2012 and December 31, 2011	-	-
Additional Paid In Capital	-	-
Deficit accumulated during the exploration stage	(84,624)	(36,017)
Total Stockholder’s Deficit	(64,624)	(26,017)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$48,714	$33,380

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

Statements of Operations (Unaudited)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	June 28, 2006 (Date of Inception) to September 30 2012
Revenue	-	-	-	-	-
Total Revenue	$-	$-	$-	$-	$-
Operating Expenses
Amortization Expense	250	-	333	-	333
Automobile Expense	-	-	-	-	188
Bank Service Charges	108	99	329	313	2,596
Business License & Fees	-	-	-	-	40
Dues and Subscriptions	-	58	-	58	356
Interest Expense	-	-	-	-	109
Licenses and Permits	-	-	610	610	5,185
Materials and Supplies	-	-	-	-	533
Mineral Rights Expense	-	-	-	-	9,551
Office Supplies	-	-	-	-	394
Professional Fees	6,370	-	37,335	-	50,220
Travel	-	-	-	-	5,119
Total Operating Expenses	6,728	157	38,607	981	74,624
Net Ordinary Loss	(6,728)	(157)	(38,607)	(981)	(74,624)
Net Loss	$(6,728)	$(157)	$(38,607)	$(981)	$(74,624)

Loss Per Share	(0.000)	(0.000)	(0.003)	(0.000)	(0.011)

Weighted Average Number of Shares	20,000,000	20,000,000	20,000,000	20,000,000	6,518,070

See accompanying notes to the financial statements

Pacific Metal Corp.
(An Exploration Stage Company)
Statements of Changes in Stockholders' Deficit
From Inception June 28, 2006 to September 30, 2012 (Unaudited)

				Deficit
				Accumulated
				During the
	Common Stock		Additional paid	Exploration
	Shares	Amount	in Capital	Stage	Total
Balance at June 28, 2006	200	$-	$-	$-	$-

Net Loss	-	-	-	(20,047)	(20,047)
Balance at December 31, 2006	200	$-	$-	$(20,047)	$(20,047)

Net Loss	-	-	-	(7,277)	(7,277)
Balance at December 31, 2007	200	$-	$-	$(27,324)	$(27,324)

Net Loss	-	-	-	(1,429)	(1,429)
Balance at December 31, 2008	200	$-	$-	$(28,753)	$(28,753)

Net Loss	-	-	-	(1,022)	(1,022)
Balance at December 31, 2009	200	$-	$-	$(29,775)	$(29,775)

Shares Issued for Related Party Debt Repayment	19,999,800	10,000	-	-	10,000
Net Loss	-	-	-	(1,566)	(1,566)
Balance at December 31, 2010	20,000,000	$10,000	$-	$(31,341)	$(21,341)

Net Loss	-	-	-	(4,676)	(4,676)
Balance at December 31, 2011	20,000,000	$10,000	$-	$(36,017)	$(26,017)

Stock Split 1 to 1	-	10,000	-	(10,000)	-
Net Loss	-	-	-	(38,607)	(38,607)
Balance at September 30, 2012	20,000,000	$20,000	$-	$(84,624)	$(64,624)

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

Statements of Cash Flows (Unaudited)

	For the Nine	For the Nine	June 28, 2006
	Months Ended	Months Ended	(date of inception) to
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(38,607)	$(981)	$(74,624)
Adjustments to Reconcile net Loss to Net Cash Used in Operating Activities:
Amortization Expense	333	-	333
Changes in operating assets and liabilities:
Prepaid Expenses	(500)	-	(500)
Accounts Payable	1,940	(3,143)	1,940
NET CASH USED IN OPERATING ACTIVITIES	(36,834)	(4,124)	(72,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Intangible Assets	(10,000)	-	(10,000)
Investment in Mineral Rights	(3,360)	(3,360)	(36,615)
NET CASH USED IN INVESTING ACTIVITIES	(13,360)	(3,360)	(46,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on Related Party Note Payable	(1,718)	-	(1,718)
Proceeds from Related Party Note payable	53,719	7,725	123,116
NET CASH PROVIDED BY FINANCING ACTIVITIES	52,001	7,725	121,398

NET CHANGE IN CASH	1,807	241	1,932
CASH AT BEGINNING OF PERIOD	125	39	-
CASH AT END OF PERIOD	$1,932	$280	$1,932
Cash Paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash financing and investing activities:
Common stock issued for Related Party Debt Repayment	$-	$-	$10,000
Stock Split 1 to 1	$10,000	$-	$10,000

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pacific Metals Corp. (“Pacific Metals”) was incorporated in Nevada on June 28, 2006. Pacific Metals owns mineral claims in Colorado. Pacific Metals is a wholly owned subsidiary of Pacific Gold Corp. (“Pacific Gold”, or the “parent Company”).

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration stage companies. An exploration stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2012, cash includes cash on hand and cash in the bank.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of September 30, 2012, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

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

Intangible Assets

Pacific Metals has acquired a mining claims database which will be amortized over its estimated useful life of ten years using the straight-line method.

Intangibles Assets	September 30, 2012	December 31, 2011
Mining Claims Database	$10,000	$-
Accumulated Amortization	(333)	-
Net	$9,667	$-

Amortization Expense for the nine months ended September 30, 2012 and 2011 was $333 and $0, respectively.

For these assets, amortization expense over the next five years is expected to be $4,250.

Year	USD
2012	$250
2013	1,000
2014	1,000
2015	1,000
2016	1,000
$4,250

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

Where information and conditions suggest impairment, we write-down these properties to the net recoverable amount, based on estimated discounted future cash flows. Our estimate of mineral price, mineralized materials, operating capital, and reclamation costs are subject to risks and uncertainties affecting the recoverability of our investment in property, plant, and equipment. Although we have made our best estimate of these factors based on current conditions, it is possible that changes could occur in the near term that could adversely affect our estimate of net cash flows expected to be generated from our operating properties and the need for possible asset impairment write-downs.

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

On December 31, 2011, the Company adopted updates issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB issues Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10 for the fiscal year ended December 31, 2011.

NOTE 3 – MINERAL RIGHTS

Mineral rights at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Graysill Claims	$36,615	$33,255

NOTE 4 – SHAREHOLDER NOTE PAYABLE / RELATED PARTY TRANSACTIONS

Pacific Metals owed $111,398 and $57,769 to its parent company as of September 30, 2012 and December 31, 2011, respectively.  The amount due is represented in a single, demand note to the parent company, which bears no interest. The parent company advances funds on an as needed basis to the Company.

Pacific Metals owed $1,718 to another subsidiary of its parent company as of December 31, 2011. The amount due was represented by a demand note, which bore no interest. The note was paid in full as of September 30, 2012.

NOTE 5 – INCOME TAXES

The parent company, Pacific Gold, files its corporate income tax returns on a consolidated basis.  Pacific Gold uses the asset/liability method, whereby deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2011 and 2010, Pacific Gold incurred net losses and, therefore, had no tax liability.

NOTE 6 – COMMON STOCK

At the time of inception, 200 common shares were issued to its parent company, Pacific Gold Corp. In 2010, there were 19,999,800 common shares issued to Pacific Gold Corp. as payment for a portion of the debt owed to the parent company.

On July 20, 2012, the board of Pacific Metals. agreed to a stock split effected in the form of a dividend of the outstanding shares of the Company on a one for one basis. The new issued and outstanding shares of Pacific Metals are 20,000,000 shares, all of which were owned by Pacific Gold Corp. at September 30, 2012.  The Company has restated outstanding shares for all prior periods to reflect the effects of the stock split.  See Note 8.

NOTE 7 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2012, the Company had an accumulated deficit of $64,624, negative working capital of $111,406, and negative cash flows from operations of $36,834, raising substantial doubt about its ability to continue as a going concern.  During the nine months ended September 30, 2012, the Company financed its operations through issuance of debt to a related party.

NOTE 8 – SUBSEQUENT EVENTS

On October 26, 2012 the board of Pacific Metals Corp. agreed to a dividend of the outstanding shares of the Company; one share of Pacific Metals will be issued for every 420 shares of Pacific Gold Corp. owned by shareholders of record on November 1, 2012.

The company evaluated subsequent events through the date of issuance of these financial statements and has determined that there were no additional material subsequent events that need to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Pacific Metals does not have the financial resources and does not have any commitments for funding from unrelated parties or any other agreements that will provide working capital. We cannot give any assurance that Pacific Metals will locate any funding or enter into any agreements that will provide the required operating capital. Pacific Metals has been dependent on its parent company Pacific Gold Corp. to provide it with working capital since inception. In 2012, Pacific Gold Corp. advanced funds such that Pacific Metals could begin to implement its business plan by engaging a geologist consulting firm.

The company should be considered an exploration stage company, in which stage the company will only be commencing the search for mineral deposits and will seek to assess and define those deposits. The company does not have any reserve analysis reports in respect of its claims. The company is not in actual development or production of any mineral deposits.

Description of Property

The company owns 24 unpatented federal lode mining claims, PMC 30-46 and PMC 48-54, Colorado Mining Claim numbers 259820-259843, in San Juan and Dolores Counties, Colorado, staked in August 2006, immediately southeast of Bolam Pass. The lead claim file number for the file is San Juan County 145097 and Delores County 00150911.The claims are located within the San Juan Mountains, north of Durango, Colorado. The claims are situated on federal land. They cover approximately 480 acres of very rugged, mountainous terrain. The claims are subject to an annual renewal fee of $140 each, paid yearly by the Company to the BLM prior to September 1st of each year along with a notice of intent to hold the claims. The mining claims were acquired by staking land owned by the BLM. The staking process involved a physical visit to the site using a GPS to locate USGS corner posts and then placing location monuments at the four corners of each prospective claim. Subsequently a field map is prepared and then the claim location notices are filed with the proper county of location and once stamped by the county the claims are then submitted to the Colorado BLM with the appropriate location fee and advance renewal fee of $140 per claim for the subsequent year.

The claims are located at an elevation of 11,000 feet above mean sea level and are accessible by a dirt road that is maintained during the summer months by the United States Forest Service. The property, which is referred to as the Graysill Property, encompasses the historic Graysill Mine, a past producer of vanadium and uranium ore.  Based on generally available public information, the Graysill Mine is known to have produced vanadium and by-product uranium during a period of approximately twenty years after World War II. It is generally estimated that before the mine ceased production in the early 1960s, approximately 32,000 tons of ore were mined with a reported grade of approximately 2.41% vanadium pentoxide and 0.09% uranium oxide.  No assurance can be given that these reportable grades will be matched in future explorations and operations if commenced.

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

No sources of water or power have yet been secured or identified by the company at the property.

To date, the company has spent approximately $50,000 on the project claims and initial exploratory activities.

Competition

Currently, we do not have any direct competition with respect to the specific claims that the company owns.  Within the industry of vanadium and uranium, if we were to develop production capacity, the company would compete with other suppliers of these minerals.  Because minerals are sourced world-wide, our competition would include companies operating in diverse locations such as Africa, Australia, the People’s Republic of China and the Americas.  The companies that commonly are producing minerals of this nature are large capitalization companies, with established mining clams and operations.  Their deposits are often refined and sold through related parties or to and through companies with which they have long standing relationships.  In some countries which are seeking to develop their mineral resource capabilities, there are direct and indirect subsidies and supports that give these producers market advantage.  In the United States, we will also have to face the competitive differential imposed by a body of sophisticated, comprehensive environmental laws that cover mining, transportation, refining and distribution of minerals.  Additionally, since there are dangerous aspects to the operation of shaft mining and associated with vanadium and uranium, there is a body of worker protection and similar laws with which we will have to comply.  These may be more restrictive and costly rules than our competitors have to follow, which would make our operations more expensive and less competitive in the world market.

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

In the future, if and when the company progresses to establishing a mining operation, in order to begin operating a mine, the company must have an approved plan of operations with the US Forest Service and/or BLM, an approved Air permit with the Colorado Department of Public Health and Environment, an approved water pollution control permit with the Colorado Department of Public Health and Environment, an approved and acceptable bond with the Colorado Department of Public Health and Environment and US Forest Service and/or BLM, any business license required by the relevant counties and must also abide by all Mine Safety and Health Agency regulations. The Colorado Division of Reclamation has permitting oversight on all reclamation plans. Since the minerals include some that may be radioactive, the company will also have to comply with the regulation of radioactive materials of the State of Colorado, which will be an added permitting process within the overall plan of operations for an operating mine.  Before the plan of operations will be filed, the company will have to arrange for a source of water, develop a water pollution control system, and develop an air pollution control system, in addition to all the other aspects of opening a mine for operations.

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

Executive Offices

Our principal executive offices are located at 848 North Rainbow Blvd #2987, Las Vegas, Nevada 89107. Our telephone number is (416) 214-1483.

Overall Operating Results:

The company has had no revenues since inception (June 28, 2006) through September 30, 2012.

Operating expenses over that same time frame totaled $74,624. These expenses include various general and administrative costs of $19,285, professional fees of $50,220, and travel expenses of $5,119.

Liquidity and Capital Resources:

We do not currently have any working capital with which we can fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We have total assets of $48,714 and total liabilities of $113,337 as of September 30, 2012. Total stockholder’s deficit at September 30, 2012 was $64,624.

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

We currently have borrowed $111,398 from our parent company, Pacific Gold Corp. This note is due on January 31, 2013. We anticipate that Pacific Gold Corp. will advance us further funds throughout 2012 in order to complete the first 4 phases of our exploration plan. These funds have been loaned interest free, and are convertible into shares of the Company at $0.05 per share. We expect further advances in 2012 to be on the same terms.

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

Going Concern

Our financial statements include a statement that unless we obtain financing or generate revenues there is substantial doubt that we will be able to continue as a going concern.  We do not have any current prospects for obtaining financing and as part of our business plan we intend to seek operational capital to commence our exploration activities and maintain our operations.  We do not have any prospects for generating revenues within the near or longer-term future because we are in the exploration stage of a mining business.  Therefore, we may not be able to continue with our business plan and may have to curtail our operations and any early exploration activities.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were not effective at the date of management’s evaluation through the date of this report.

(b)

Changes in Internal Controls. There was no change in the Company’s internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to affect the Company’s internal control over financial reporting.

1.  As of September 30, 2012, we did not maintain effective controls over the control environment.  Specifically, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 207(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.  As of September 30, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management is evaluating our control environment and plans to make improvements to the quality of our controls. When changes are made to our control structure it will be disclosed in future filings.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No Legal Proceedings

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2012, the Company issued 10,000,000 shares of common stock.

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

Dated November 13, 2012