Form 10-K
period 2012-12-31
Pacific Metals Corp.
filed 2013-04-01
CIK 1545312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - K

ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

COMMISSION FILE NUMBER 000-CHECK

Pacific Metals Corp.

(Exact Name of registrant as specified in its Charter)

Nevada	43-2110431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 North Rainbow Blvd #2987, Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (416) 214-1483

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $.001; 200,000,000 shares authorized

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of March 26, 2013, the Company had outstanding 20,000,000 shares of its common stock, par value $0.001.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

The Company should be considered an exploration stage company. The Company does not have any reserve analysis reports in respect of its claims. The Company is not in actual development or production of any mineral deposits.

JOBS Act

Recently the United States Congress passed the Jumpstart Our Business Startups Act of 2012, which provides for certain exemptions from various reporting requirements applicable to public companies that are reporting companies but not “emerging growth companies.”  Because the characterization of emerging growth companies is available to us, we have elected to be treated as this category of company.  This status will permit us not to provide an annual auditor attestation report required by Section 404 of the Sarbanes-Oxley Act, to avail ourselves of reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and to not present to our shareholders a nonbinding advisory vote on executive compensation or obtain approval of any golden parachute payments not previously approved. Additionally, we have elected not to have to comply with new or revised accounting standards while we are an emerging growth company.

The status of being an emerging growth company extends for five years, until May 2017.  We may lose the status of an emerging growth company earlier than 2017 if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

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

The Company has not completed any work on the property aside from an on site inspection by a mining engineer.

There are currently no usable facilities or infrastructure on the property.

The Company has begun its exploration and development program as outlined below under the heading Business Plan.

No sources of water or power have yet been secured or identified, by the Company, at the property.

To date the Company has spent approximately $50,000 on the project claims.

Business Plan

The Company engaged a geologist consulting firm, World Industrial Minerals in April 2012, to perform various evaluations of the Graysill uranium - vanadium mine located in Dolores and San Juan Counties Colorado USA. The engagement is broken into several phases, set forth below, and each is dependent on the successful completion of the earlier phases and the existence of positive results that justify the next phases. The engagement of the above firm is on the basis of a general work order for specific tasks.  In the case of phase one, the Company and the consulting firm agreed upon the work to be done and the time frame.  There is no long term contract. The Company is not obligated to continue to engage the above firm for future phases of the evaluation process, and the Company believes that there are other firms available to carry out all or portions of the continued evaluative work.  Therefore, investors should understand that at any point in the geological evaluation, it may be determined not to proceed, and in that case the expense of the evaluation will not be recoverable.

•

Phase 1: Detailed research of the existing mine, including the geology and potential for ultimate production. This phase will include location and assessment of all available literature on the existing mine and provision of a summary report of the findings.  This report will include recommendations about the future work to be performed in respect of the exploration and production of the property.  This report will also suggest budgeting requirements for the subsequent phases.

•

Phase 2: Field Evaluation of property and mine during summer field season. This work will be directed by results of research phase.

•

Phase 3: Exploration program – drilling, sampling of old workings. This work will be directed by results of the field evaluation. Because of the short field season, it is possible that certain samplings by drilling may take place before the commencement of phase two.

•

Phase 4: Prepare NI-43-101 Report of exploration efforts.

Phase one was completed in May 2012, and the Company is now evaluating the report assessing the availability of information about the claims and the recommendations for the next phases of work that needs to be done.  On the basis of the Company evaluation, the undertaking of the next phases and the completion dates for those phases will be determined, which will in part depend in part on the summer field season and availability of access to the property and expenses of the later phases.

The costs for phases two through four will each be dependent on the results of the prior phase of work being completed and the recommendations of the consultant geologists.

After assessment of the phase one report, , together with the test results, the Company will then develop and amend from time to time the more robust exploration program and budget for exploration.  Thereafter, it will have to pursue fund raising activities to fund the exploration it plans to implement.  Because it is very early stages of the exploration phases and the overall viability of the mining property has not been assessed, the Company has not developed a full plan or budget.  Investors should be aware that as an early exploratory Company, there may not be any conclusive results or the results of the initial exploration will indicate that the mining property is not viable. Therefore, investors will not be able to realize any gain on their investment.

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

For the purposes of exploration drilling, the Company will be subject to the approval of a plan of operations submitted to the US Forest Service and/or the BLM. Additionally, the plan of operations for exploration drilling will have to be approved by the Colorado Division of Reclamation, Mining and Safety and the Colorado Department of Public Health and Environment. Once the plan of operations is approved by these agencies, the Company must post a bond with the state prior to commencing any exploration work that disturbs the ground in a material manner, which bond amount will cover reclamation and other costs in the event the Company fails to act in accordance with its plan.

The preparation and filing of the plan of operations for exploration drilling and the associated permitting is not difficult process because of the limited intrusion into the land.  The Company believes that once it has the necessary reports that it will be able to formulate a plan and obtain the necessary permits.   The permits related to the number of drill sites, the location, and the extent of the drilling, as well as the expected disruption to the land and the necessary steps for reclamation.

In the future, if an when the Company progresses to establishing a mining operation, in order to begin operating a mine, the Company must have an approved plan of operations with the US Forest Service and/or BLM, an approved Air permit with the Colorado Department of Public Health and Environment, an approved water pollution control permit with the Colorado Department of Public Health and Environment, an approved and acceptable bond with the Colorado Department of Public Health and Environment and US Forest Service and/or BLM, any business license required by the relevant counties and must also abide by al Mine Safety and Health Agency regulations. The Colorado Division of Reclamation has permitting oversight on all reclamation plans. Since the minerals include some that are may be radioactive, the Company will also have to comply with the regulation of radioactive materials of the State of Colorado, which will be an added permitting process within the overall plan of operations for an operating mine.  Before the plan of operations will be filed, the Company will have to arrange for a source of water, develop a water pollution control system, and develop a air pollution control system, in addition to all the other aspects of opening a mine for operations.

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

Executive Offices

Our principal executive offices are located at 848 North Rainbow Blvd #2987, Las Vegas, Nevada 89107. Our telephone number is (416) 214-1483.

ITEM 1A. RISK FACTORS

We are an "emerging growth company" under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.  Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We have elected not to have to comply with new and revised accounting standard while we are an emerging growth company until such standards apply to private companies, which means our financial statements may not be comparable to other public companies.

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

There is substantial doubt as to whether we can continue as a going concern.

Our auditors have included an explanatory paragraph in their opinion that accompanies our audited financial statements as of and for the year ended December 31, 2012, indicating that our negative cash flows from operations, net capital deficiency, and current liquidity position raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have a long history of running our business upon which investors may evaluate our performance, and therefore investors bear all the risks of a company beginning to implement its business plan.

We are implementing our business plan for the company which is in the earlier stages. We have engaged in activities of obtaining mining claims by staking a prospect area, conducting preliminary analysis and only the earliest of exploratory activities, and obtaining existing geological and engineering information.  The preliminary analysis conducted by the Company included a site visit by a mining engineer to the claim site, letter requests to the Bureau of Land Management for historical information on the past mining activities on the claims as well as reviewing any publicly available historical reports that discussed the claim area. We will only increase these activities once we have obtained sufficient funds to implement a meaningful and longer term business plan for the exploration of the mining claims.   There is a significant amount of additional work and investment necessary for us to demonstrate the efficacy of our overall business plan.  You should consider our business future based on the risks associated with our stage of development and our short operating history.  An investment in the company is speculative.

If we are not able to face and solve one or more of the challenges that a developing company in the mining industry typically encounters, we will not succeed in implementing our business plan.

We expect to face many challenges in our business.  These will include, but are not limited to:

➢

Engaging and retaining the services of qualified geological, engineering and mining personnel and consultants;

➢

Establishing and maintaining budgets;

➢

Implementing appropriate financial controls;

➢

Acquiring relevant mineral deposit data efficiently;

➢

Staking and evaluating appropriate prospects;

➢

Establishing initial exploration plans for mining prospects;

➢

Obtaining and verifying studies to determine mineral deposit levels on our prospects;

➢

Ensuring the necessary exploratory and operational permits are filed on a timely basis, and the necessary permits are maintained and approved by the federal and state authorities; and

➢

Adhering to regulatory requirements.

The failure to address one or more of these above factors may impair our ability to carry out our business plan.  In that event, an investment in the company would be substantially impaired.

We will be dependent on locating and hiring, at economical rates, independent consultants and occasional workers for the implementation of our business plan without whom we will not meet the expected timing of implementation of our business plan.

To locate, obtain and evaluate prospects and to conduct initial testing and later on any excavation and processing, we will rely on consultants and occasional workers in addition to our own staff.  We may not be able to locate, employ or retain persons with the appropriate experience and skills to successfully execute our business plan.  The inability to do the proposed actions on a timely basis or at all may result in the delay of implementing our business plan, thereby causing additional expense or our business failure.

Mineral extraction has many risks associated with it, which risks may make our business more costly or more difficult to pursue.  We may have to curtail our operations if we are not able to surmount any issues that we encounter.

Mineral exploration has significant risks.  Some of the exploratory risks include the following:

➢

It is dependent on locating commercially viable mineral deposits in staked and leased prospects and skillful management of prospects once found or located.

➢

Mineral deposits may vary substantially in a prospect, rendering what was initially believed a profitable deposit of little or no value.

➢

Mineral exploration and ultimate exploitation may be affected by unforeseen changes including:

Changes in the value of minerals,

Changes in regulations, including mining and environmental regulations,

Environmental concerns about mining are area or in general, particularly in relation to minerals in the rare earth category,

Technical issues relating to extraction, such as rock falls, subsidence, flooding and weather conditions, and

Labor issues.

Any of these individually or together could delay or halt implementation of the business plan or raise costs to levels that may make it unprofitable or impractical to pursue our business objectives.

Our business future is dependent on finding prospects with sufficient mineral grade and consistency without which it may not be practical to pursue the business plan, and investors will lose their investment.

Our business model depends on locating prospects with commercially sufficient amounts of vanadium and uranium.  Until actual extraction and processing is undertaken, we will not know if our prospects have commercially viable mineral deposits of metals that can be profitably marketed. Even if initial reports about a particular prospect are positive, subsequent activities may determine that the prospect is not commercially viable. Thus, at any stage in the exploration and development process, we may determine there is no business reason to continue, and at that time, our financial resources may not enable us to continue exploratory operations and will cause us to terminate our current business plan.  If we do substantially curtail or terminate our business, investors will lose their entire investment.

Because of limited evaluation, the mining properties held by the company nay not ultimately have any value.

The company has relied on its agents and consultants to stake the claims, which included their physically walking the property.  The sole officer has not actually walked the property as part of the staking process.  The company has relied on a mining engineer to make the initial evaluation of the mining property and pursue the registration of the claims, and only recently engaged a geologist to perform further evaluation of the mining property.  Because the company has relied and is relying on its agents and consultants, it is possible that the claims may not be as represented or anticipated by the company, and therefore, senior management may not be aware of any faults or mistakes in the ownership.

Our senior management does not have mining engineering and geological training, but will rely on consultants and employees for these skills.

Our management does not have educational or practical training as mining engineers or geologists.  Rather they are managers with experience in the mining industry directing the operations of mining properties and extraction and processing of minerals.  The company will rely on consultants and employees to provide engineering and geological services.  The lack of technical skills by management may result in limitations on their ability to assess a technical situation or resolve a technical problem.  Additionally, the senior management persons, despite having operated other mining properties in Oregon and Nevada, may not be aware of business requirements generally or specifically arising in Colorado, which could adversely impact the operations of the company.  Therefore, the operations, earnings and ultimate financial success may suffer due to senior management’s lack of experience in the industry.

The mining claims held by the company may not have any of the mineral deposits sought by the company or if there are such mineral deposits, they may not be commercially viable, therefore causing a total loss of investment in the company.

The probability of the mining properties held by the company having mineral deposits of uranium and vanadium that are commercially viable is remote, considering the property has been previously exploited and the current costs associated with extractive industries in more remote locations.  The fact that mining is a capital intensive and operationally an expensive business, and natural resources are subject to market volatility, makes commercial viability difficult to assess and obtain.  Therefore, the exploration activities may result in a final decision that there is no commercial point in pursing the mining properties.  In that event, investors will lose their investment in the company with no prospect of realizing on their investment.

Regulatory compliance is complex and the failure to meet all the various requirements could result in loss of a staked prospect, fines or other limitations on the proposed business.

We will be subject to regulation by numerous federal and state governmental authorities, but most importantly, by the Federal Environmental Protection Agency, the Federal Department of the Interior, the Bureau of Land Management, and the Forest Service, and comparable state agencies.  The failure or delay in making required filings and obtaining regulatory approvals or licenses will adversely affect our ability to explore for viable mineral deposits and carry out subsequent aspects of our business plan.  The failure to obtain and comply with any regulations or licenses may result in fines or other penalties, and even the loss of our rights over a prospect.  We expect compliance with these regulations to be a substantial expense in terms of time and cost.  Therefore, compliance with or the failure to comply with applicable regulation will affect our ability to succeed in our business plan and ultimately to generate revenues and profits.

Among the various regulations are permitting and licensing requirements.  These cover a large number of the activities in which a mining operation must engage, such as environmental related permitting and licensing relating to mineral extraction, reclamation, waste disposal and water use and disposal.  To the extent there are toxic substances used in the mining and processing of minerals, there are usually permitting requirements for the use, storage and disposal of such substances.  The company will be required to provide bonds for certain of the activities associated with mining, such as for reclamation.  Before operations may commence, including certain drilling and testing activities, notices must be provide to the state including scope of activities statements that must be reviewed and approved.  If any of these necessary permits, licenses and approvals are not obtained, or not obtained on a timely basis, then the company operations will be adversely affected.  Delays will be costly and may even restrict proposed operations.

For the purposes of exploration drilling, the company will be subject to the approval of a plan of operations submitted to the US Forest Service and/or the BLM. Additionally the plan of operations will have to be approved by the Colorado Division of Reclamation, Mining and Safety and the Colorado Department of Public Health and Environment. Once the plan is approved by these agencies the Company must post a bond with the state, as outlined in its suggested plan, prior to commencing any exploration work that disturbs the ground in a material manner to cover the costs associated with reclamation if the company fails to satisfactorily comply with the reclamation requirements of the plan and the state regulation.

In order to begin operating a mine the Company must have an approved Plan of Operations with the US Forest Service and/or BLM, an approved Air permit with the Colorado Department of Public Health and Environment, an approved water pollution control permit with the Colorado Department of Public Health and Environment, an approved and acceptable bond with the Colorado Department of Public Health and Environment and US Forest Service and/or BLM, any business license required by the relevant counties and must also abide by al Mine Safety and Health Agency regulations. The Colorado Division of Reclamation has permitting oversight on all reclamation plans. The State of Colorado has primacy for the regulation of radioactive materials in the State of Colorado.

Our business plan is premised on the price of minerals in the global markets.

Our business plan depends on the price of minerals in the global markets.  The viability of any commercialization of minerals will depend on the cost of recovery versus the market price of the mineral and whether or not it has uses in the markets.  An increase in market use and price will encourage industry interest in United States mine development of smaller operations such as our prospects and improve the likelihood of our overall success.  If the price and/or use of minerals do not increase appreciably, then it is the belief of Pacific Metals that current sources of the minerals we are seeking will remain adequate for market supply and sources like those we are attempting to identify and explore will become marginalized.  The viability of our business plan is also dependant on the price of minerals remaining at least at current prices.  If prices fall substantially from the current levels, then our costs will be such that there will be insufficient profit margins and incentives to pursue our business plan.  In that event, Pacific Metals will have to curtail its business plan and investors will lose their investment.

The company faces competition from established mining operations and competition may develop among the junior mining companies, which will be better able to locate, stake and explore new mineral sources more cost effectively and quicker than Pacific Metals.

There are many established mining companies that command greater resources than those available to the company.  These established companies have adequate financing, established claims, operations that are working and established means of extracting, processing and distribution. Additionally, there are numerous junior mining, exploration and production companies in existence that may be attracted to the mining businesses if the use of and demand for vanadium and uranium develops or prices for these resources increase.  These smaller companies may be more established and have resources unavailable to Pacific Metals, which will provide them advantage in their exploration, development and extraction activities.  These companies likely would be able to reach production stages sooner than Pacific Metals and obtain market share before us.  If our competition is such that we cannot compete and generate a sufficient return on our investment and operations, we may be forced to curtail our operations, resulting in a loss to investors.

Pacific Metals will compete with other mining enterprises for appropriate consultants and employees.

Pacific Metals will compete in the hiring of appropriate geological, engineering, permitting, environmental and other operational experts to assist with the location, exploration and development of staked prospects and implementation of its business plan.  We believe we will have to offer or pay appropriate cash compensation and options to induce persons to be associated with an early-stage exploration company.  If Pacific Metals is unable to make appropriate compensation packages available to induce persons to be associated with it because of its limited resources, we will not be able to hire the persons we need to carry out our business plan.  In that event, investors will have their investment impaired or it may be entirely lost.

Pacific Metals will require additional capital to fund expanded operations, without which we will have to curtail our plans and investors, may lose the potential of their investment.

The current working capital is sufficient for our planned immediate operational needs, but will not cover our longer-term estimated exploration and operating requirements. To commence our business plan, we will need additional capital.  We believe we will need substantial amounts of equity investment in the early stages of our business plan. If we encounter unexpected expenses, the initial amounts of working capital will have to be increased, therefore, we may need additional capital sooner than expected during the exploratory stages of the business plan.  For Pacific Metals to expand its operations in its current prospects and acquire additional prospects, it is anticipated that it will need additional capital.  The mining business, in all of its aspects, requires significant capital. Without additional capital Pacific Metals will have to curtail or substantially modify its overall business plan or abandon elements of it.

As of December 31, 2012 Pacific Metals had approximately $122,479 in debt, which if it cannot repay when due, will permit the holders to seek renegotiation or bankruptcy alternatives, the result of which could terminate implementation of the business plan.

Pacific Metals has approximately $122,479 of debt due to its single stockholder, and a related party entity. From time to time, the company may also have trade debt and equipment financing outstanding.  If Pacific Metals is unable to repay any of its obligations when due, the creditor could put the company into bankruptcy or force renegotiation of the terms of outstanding debt on terms that may be substantially less favorable.  In either event, the ability of Pacific metals to pursue its business plan will be impaired and the equity of the company will become worthless.

To settle existing debt and any other debt outstanding from time to time, Pacific Metals may seek agreement with the holder to exchange the debt or obligation for shares of capital stock.  In that case, there may be dilution experienced by investors in the company.  The management cannot predict whether it will be able to use any capital stock in this manner or the amount of capital stock that may have to be issued.

Pacific Metals does not have any identified sources of additional capital, the absence of which may prevent it from continuing its operations.

Pacific Metals does not have any arrangements with any investment banking firms or institutional lenders.  Because we will need additional capital in the future, we will have to expend significant effort to raise operating funds.  These efforts may not be successful, and they may be disruptive to our executives other responsibilities and our operations.  In the absence of necessary capital, Pacific Metals will have to limit or curtail operations.

A majority stockholder has the ability to control our business direction.

Because our majority stockholder is our parent company and owns 76% of the shares of common stock, it is in a position to control the election of our board of directors and the selection of officers, management and consultants.  This stockholder and its related parties have also lent the company a significant amount of working capital.  Therefore, investors will be entirely dependent on its judgment in implementing the business plan of Pacific Metals Corp.

There is not an active trading market for our common stock, and if a market for our common stock does not develop, our investors may be unable to sell their shares.

Our common stock is currently quoted on the Pink Sheets trading system. The Pink Sheets is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The securities that trade on the Pink Sheets tend to be highly illiquid, and there is a greater chance of market volatility for securities that trade on the Pink Sheets.  In addition, the value of our common stock could be affected by many factors such as the following, some of which we may not be able to control or influence:

•

Actual or anticipated variations in our operating results;

•

Changes in the market valuations of other companies operating in our industry;

•

Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

Additions or departures of key personnel;

•

Sales of our common stock or other securities in the open market; and

•

Conditions or trends in the market in which we operate

In a volatile market, investors may experience wide fluctuations in the market price of our securities. These fluctuations may prevent investors from obtaining a market price equal to the purchase price upon an attempt to sell our securities in the open market. In these situations, investors may be required either to sell our securities at a market price which is lower than the purchase price, or to hold our securities for a longer period of time than planned. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies, assets or technologies by using common stock as consideration.

ITEM 2. PROPERTIES

The principal office of Pacific Metals is 848 North Rainbow Blvd #2987, Las Vegas, Nevada, where it has limited office space, provided on a gratis basis by Pacific Gold Corp.  Additionally, Pacific Metals uses space within the offices of its parent corporation at 555 Richmond Street West Suite 602, Toronto Ontario, M5V3B1, which is provided on a gratis basis.  There is adequate office space available in Nevada and Toronto on a competitive basis if the company should need to change locations or rent additional space.

The company has staked 24 federal lode mining claims in Delores and San Juan Counties, Colorado (BLM file no. 259280) covering approximately 480 acres immediately southeast of Bolam Pass.

ITEM 3. LEGAL PROCEEDINGS

No Legal Proceedings

ITEM 4. MINE SAFETY DISCLOSURE

None

PART II

ITEM 5. MARKET PRICE AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Beginning in March, 2013, the common stock is available for trading on the trading platforms of the Pink Sheets Group LLC or the Over-the-Counter Bulletin Board.  There can be no assurance given that the common stock will continue to be traded in any public market or that there will be an active public market in the security.  Therefore, holders of our common stock may not be able to sell their securities from time to time in the future.

Holders

As of March 31, 2013, we had 73 shareholders of record of our common stock and believe that there are additional beneficial holders of our common stock who hold through brokerage and similar accounts.

Dividends

We have never paid any dividends.  For the foreseeable future, we anticipate that we will use any funds available to the company to finance the growth of our operations and that we will not pay cash dividends to holders of common stock. The payment of dividends, if any, in the future is within the discretion of the board of directors and will depend on our earnings, capital requirements, restrictions imposed by lenders and on our financial condition, having funds legally available to pay dividends and other relevant factors.

Equity Compensation Plans

There are currently no outstanding options, warrants or other rights to purchase shares of our common stock.  The Company does not anticipate adopting any equity award plans in the near future.  Notwithstanding the foregoing, because the Company does not have any cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.  The Company does not have any arrangements for such issuances or arrangements at this time.

Recent Sales of unregistered securities

On September 16, 2010, we issued 9,999,900 shares of common stock to Pacific Gold Corp. as payment of a portion $9,999.90 of its note receivable from Pacific Metals.  The issuance was made under Section 4(2) of the Securities Act of 1933, with its parent corporation.

On June 28, 2006 we issued 100 shares of common stock to Pacific Gold Corp., its parent corporation. The issuance was made under Section 4(2) of the Securities Act of 1933.

Description of registrant’s securities to be registered

The authorized capital stock consists of 200,000,000 shares of common stock, all of which is designated common stock, $0.001 par value, and 10,000,000 shares of preferred stock with a nominal value of $0.001 per share. As of December 31, 2012, there were 20,000,000 and 0 shares of common and preferred stock issued and outstanding respectively.

Common Stock Description

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of the shareholders.  In addition, the holders are entitled to receive dividends ratably, if any, as may be declared from time to time by the board of directors out of legally available funds.  In the event of our dissolution, liquidation or winding-up, the holders of common stock are entitled to share ratably in all the assets remaining after payment of all our liabilities and subject to the prior distribution to any senior securities that may be outstanding at that time.  The holders of common stock do not have cumulative voting rights or preemptive or other rights to acquire or subscribe for additional, unissued or treasury shares. The holders of more than 50% of such outstanding shares, voting at an election of directors can elect all the directors on the board of directors if they so choose and, in such event, the holders of the remaining shares will not be able to elect any of the directors.

Stock Transfer Agent

The stock transfer agent for the common stock is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overall Operating Results:

Pacific Metals has established an exploration and development plan. Pacific Metals has been proceeding to effect its business plan and has engaged a geological consulting firm to evaluate the mineral deposits and to begin an exploration and measuring program of the historical resources on the company’s claims and upon those results beginning a drilling program to confirm historical results and expand the size of the known resource on the mining claims.

Pacific Metals does not have the financial resources and does not have any commitments for funding from unrelated parties or any other agreements that will provide working capital. We cannot give any assurance that Pacific Metals will locate any funding or enter into any agreements that will provide the required operating capital. Pacific Metals has been dependent on its parent company Pacific Gold Corp. to provide it with working capital since inception. In 2012 Pacific Gold Corp. advanced funds such that Pacific Metals could begin to implement its business plan by engaging a geologist consulting firm.

The company has had no revenues since inception (June 28, 2006) through December 31, 2012.

Operating expenses over that same time frame totaled $84,156. These expenses include various general and administrative costs of $19,874, professional fees of $59,163, and travel expenses of $5,119.

Liquidity and Capital Resources:

We do not currently have any working capital with which we can fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We have total assets of $48,323 and total liabilities of $122,479 as of December 31, 2012. Total stockholders’ deficit at December 31, 2012 was $74,156.

We will need capital for all aspects of our business development. Expenses in phase one of our business development will include general operations, hiring geological and engineering experts for conducting historical research and mapping along with preliminary exploration activities. Further capital as will be identified by phase one of our plan will then be required for preparation and analysis of geological findings, core drillings where necessary, scientific testing of samples, among other things. We anticipate that the capital requirements for subsequent phases of the geological exploration will be in excess of $1,000,000.  Further, until there is a fuller assessment of the mining property, we cannot determine the capital requirements and our operating budgets, if it is decided to pursue full exploration and development. We also will be subject to environmental expenses in connection with these activities.  We will also have the expense of maintaining and defending our claims, and seeking further claims to be able to garner enough area to make our operations more viable once we have shown appropriate mineral deposits present in our claims, if at all.  After the first four phases of our exploration plan, we will need substantial capital to develop the claims, acquire plant and equipment and hire personnel.

We currently have loaned $122,479 from our parent company, Pacific Gold Corp. This note is due on Demand. We anticipate that Pacific Gold Corp. will advance us further funds throughout 2013 in order to complete the first 4 phases of our exploration plan. These funds have been loaned interest free, and are convertible into shares of the Company at $0.05 per share. We expect further advances in 2013 to be on the same terms.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Silberstein Ungar, PLLC

CPAs and Business Advisors

phone (248) 203-0080

fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Pacific Metals Corp.

Las Vegas, NV

We have audited the accompanying balance sheets of Pacific Metals Corp. (an exploration stage company) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and the period from June 28, 2006 (date of inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Metals Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and the periods from June 28, 2006 (date of inception) to December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Pacific Metals Corp. will continue as a going concern. As discussed in Note 6 to the financial statements, the entity has negative working capital and negative cash flow from operations, has incurred historical losses from operations, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, MI

March 27, 2013

Pacific Metals Corp.
(An Exploration Stage Company)
Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash	$1,791	$125
Prepaid Expense	500	-
Total Current Assets	2,291	125
Mineral Rights
Total Mineral Rights	36,615	33,255
Intangibles
Total Intangible Assets, net	9,417	-
TOTAL ASSETS	$48,323	$33,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$4,383	$-
Related Party Notes Payable	118,095	59,397
Total Current Liabilities	122,479	59,397
Long Term Liabilities
Total Long Term Liabilities	-	-
Total Liabilities	122,479	59,397
Stockholders’ Deficit
Common stock - $0.001 par value; 200,000,000 shares authorized, 20,000,000 and 10,000,000 issued and outstanding at December 31, 2012 and December 31, 2011	20,000	10,000
Preferred Stock - $0.001 par value; 10,000,000 shares authorized, no shares outstanding at December 31, 2012 and December 31, 2011	-	-
Additional Paid In Capital	-	-
Deficit accumulated during the exploration stage	(94,156)	(36,017)
Total Stockholders’ Deficit	(74,156)	(26,017)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$48,323	$33,380

See accompanying notes to the financial statements

Pacific Metals Corp.
(An Exploration Stage Company)
Statements of Operations

	Year Ended December 31, 2012	Year Ended December 31, 2011	Jun 28, 2006 (Date of Inception) to December 31, 2012
Revenue	$-	$-	$-
Total Revenue	-	-	-
Operating Expenses
Amortization Expense	583	-	583
Automobile Expense	-	-	188
Bank Service Charges	450	448	2,716
Business License & Fees	-	40	40
Dues and Subscriptions	198	58	554
Interest Expense	-	-	109
Licenses and Permits	610	610	5,185
Materials and Supplies	-	-	534
Mineral Rights Expense	20	20	9,571
Office Supplies	-	-	394
Professional Fees	46,278	3,500	59,163
Travel	-	-	5,119
Total Operating Expenses	48,139	4,676	84,156
Net Ordinary Loss	(48,139)	(4,676)	(84,156)
Net Loss	$(48,139)	$(4,676)	$(84,156)

Loss Per Share	$(0.002)	$(0.000)

Weighted Average Number of Shares	20,000,000	20,000,000

See accompanying notes to the financial statements

Pacific Metal Corp.
(An Exploration Stage Company)
Statements of Changes in Stockholders' Deficit
From Inception June 28, 2006 to December 31, 2012

	Common Stock		Additional paid	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance at June 28, 2006	100	$-	$-	$-	$-

Net Loss	-	-	-	(20,047)	(20,047)
Balance at December 31, 2006	100	$-	$-	$(20,047)	$(20,047)

Net Loss	-	-	-	(7,277)	(7,277)
Balance at December 31, 2007	-	$-	$-	$(27,324)	$(27,324)

Net Loss	-	-	-	(1,429)	(1,429)
Balance at December 31, 2008	-	$-	$-	$(28,753)	$(28,753)

Net Loss	-	-	-	(1,022)	(1,022)
Balance at December 31, 2009	-	$-	$-	$(29,775)	$(29,775)

Shares Issued for Related Party Debt Repayment	9,999,900	10,000	-		10,000
Net Loss	-	-	-	(1,566)	(1,566)
Balance at December 31, 2010	10,000,000	$10,000	$-	$(31,341)	$(21,341)

Net Loss	-	-	-	(4,676)	(4,676)
Balance at December 31, 2011	10,000,000	$10,000	$-	$(36,017)	$(26,017)

Stock Split 1 to 1	10,000,000	$10,000	-	(10,000)	-
Net Loss	-	-	-	(48,139)	(48,139)
Balance at December 31, 2012	20,000,000	$20,000	$-	$(94,156)	$(74,156)

See accompanying notes to the financial statements

Pacific Metals Corp.
(An Exploration Stage Company)
Statements of Cash Flows

			June 28, 2006
	Year Ended	Year Ended	(date of inception) to
	December 31, 2012	December 31, 2011	December 31, 2012
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(48,139)	$(4,675)	$(84,156)
Adjustments to Reconcile net Loss to Net Cash Used in Operating Activities:
Amortization Expense	583	-	583
Changes in operating assets and liabilities:
Prepaid Expenses	(500)	-	(500)
Accounts Payable	4,384	(3,310)	4,383
Other Assets	(10,000)		(10,000)
NET CASH USED IN OPERATING ACTIVITIES	(53,672)	(7,986)	(89,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mineral Rights	(3,360)	(3,360)	(36,615)
NET CASH USED IN INVESTING ACTIVITIES	(3,360)	(3,360)	(36,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on Related Party Note Payable	(1,718)	-	(1,718)
Proceeds from Related Party Note payable	60,416	11,432	129,814
NET CASH PROVIDED BY FINANCING ACTIVITIES	58,698	11,432	128,096

NET CHANGE IN CASH	1,666	86	1,791
CASH AT BEGINNING OF PERIOD	125	39	-
CASH AT END OF PERIOD	$1,791	$125	$1,791
Cash Paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash financing and investing activities:
Common stock issued for Related Party Debt Repayment	$-	$-	$10,000
Stock Split 1 to 1	$10,000	$-	$-

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pacific Metals Corp. (“Pacific Metals” or the “Company”) was incorporated in Nevada on June 28, 2006. Pacific Metals owns mineral claims in Colorado. Pacific Metals is a subsidiary of Pacific Gold Corp. (“Pacific Gold”, or the “parent Company”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2012, cash includes cash on hand and cash in the bank.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of December 31, 2012, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

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

Intangibles Assets	December 31, 2012	December 31, 2011
Mining Claims Database	$10,000	$-
Accumulated Amortization	(583)	-
Net	$9,417	$-

Amortization Expense for the year ended December 31, 2012 and 2011 was $583 and $0, respectively.

For these assets, amortization expense over the next five years is expected to be $5,000.

Year	USD
2013	$1,000
2014	1,000
2015	1,000
2016	1,000
2017	1,000
$5,000

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

Recently issued accounting pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – MINERAL RIGHTS

Mineral rights at December 31, 2012 and December 31, 2011 consisted of the following:

	December 31, 2012	December 31, 2011
Graysill Claims	$36,615	$33,255

NOTE 3 – SHAREHOLDER NOTE PAYABLE / RELATED PARTY TRANSACTIONS

Pacific Metals owed $118,095 and $57,769 to its parent company as of December 31, 2012 and December 31, 2011, respectively.  The amount due is represented in a single, demand note to the parent company, which bears no interest. The parent company advances funds on an as needed basis to the Company.

Pacific Metals owed $1,718 to another subsidiary of its parent company as of December 31, 2011. The amount due was represented by a demand note, which bore no interest. The note was paid in full as of December 31, 2012.

NOTE 4 – INCOME TAXES

The parent company, Pacific Gold, files its corporate income tax returns on a consolidated basis.  Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  During 2012 and 2011, Pacific Gold incurred net losses and, therefore, has no tax liability. Pacific Gold has a full valuation allowance for its deferred tax assets and its provision for income tax benefit as does Pacific Metals.

NOTE 5 – COMMON STOCK

At the time of inception, 100 common shares were issued to its parent company, Pacific Gold Corp. In 2010, there were 9,999,900 common shares issued to Pacific Gold Corp. as payment for a portion of the debt owed to the parent company.

On July 20, 2012, the board of Pacific Metals agreed to a stock split effected in the form of a dividend of the outstanding shares of the Company on a one for one basis. The new issued and outstanding shares of Pacific Metals are 20,000,000 shares. The Company has restated outstanding shares for all prior periods to reflect the effects of the stock split.

NOTE 6 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2012, the Company had an accumulated deficit of $94,156, negative working capital of $120,688, and negative cash flows from operations of $43,672, raising substantial doubt about its ability to continue as a going concern.  During the year ended December 31, 2012, the Company financed its operations through issuance of debt to a related party.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date of issuance of these financial statements and has determined that there were not any material subsequent events that need to be disclosed.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s condensed consolidated financial position and results of operations for the periods and as of the dates stated therein.

(c) Management’s Assessment of Internal Control over Financial Reporting

The Company management is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a–15(f) and 15(d)-15(f) under the Securities and Exchange Act of 1934.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, a system of internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation and report to the registered public accounting firm to the Company about this condition.   Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2012.

(d) Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm.

ITEM 9B.  OTHER INFORMATION

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Mr. Mitchell Geisler, 42, is the company’s sole executive officer and director. Mr. Geisler has been the President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary and a Director of the company, since 2006.  Mr. Geisler was the President and Chairman of the Board of Pacific Gold Corp (OTC “PCFG”), Pacific Metals’ parent company, from January 2001 to April 2005 when he became its’ Chief Operating Officer. In his position as COO of Pacific Gold Corp. Mr. Geisler has directed the Company’s primary efforts to permit and operate the Company’s Black Rock Canyon Mine. Mr. Geisler has dealt with the staffing, operations, permitting and consultants for Pacific Gold Corp.’s mining operations. Additionally he has dealt with on numerous occasions the BLM, NDEP and the Nevada Division of Minerals. Mr. Geisler is a graduate of Toronto’s York University in Toronto, and also studied at the University of Tel Aviv. Since January 2010, Mr. Geisler has been a Director and Chief Executive Officer of Diagnostic Imaging International Corp. (OTC “DIIG”).

ITEM 11.  EXECUTIVE COMPENSATION

Mitchell Geisler, our sole executive officer, neither received nor earned any compensation for his services to the company during our fiscal year ended December 31, 2012. Until we have sufficient capital or revenues, Mr. Geisler will not be provided cash remuneration on a regular basis. At such time as we are able to provide a regular salary, it is our intention that Mr. Geisler will become employed pursuant to an executive employment agreement, at an annual salary to be determined based on his then level of time devoted to the company and the scope of his responsibilities.  Until we enter into an employment agreement, we may use shares of common stock to compensate Mr. Geisler; however, no equity compensation was paid to or earned by Mr. Geisler during our fiscal year ended December 31, 2012.

Director Compensation

Persons who are directors and employees will not be additionally compensated for their services as a director.  There is no plan in place for compensation of persons who are directors who are not employees of the company, but it is expected that in the future we will create a remuneration and reimbursement plan.

Other Compensation Arrangements

Although we do not have any formal equity-based compensation plan, we do have the ability to enter into options and similar equity-based agreements with employees, consultants and others. In the future, we may enter into these types of agreements as the sole means or as part of the overall compensation of someone working for the company. There are currently no outstanding options, warrants or other rights to purchase shares of our common stock.

The company does not have a compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2012, the name and shareholdings of each person who owns of record, or was known by the us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings of each executive officer and director; and the shareholdings of all executive officers and directors as a group.  The common stock is the only issued and outstanding securities of the company with voting rights.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED	PERCENTAGE OF OWNERSHIP*

Pacific Gold Corp.(1)	15,110,823	75.5%
Mitchell Geisler, President, Chief Executive Officer, Chief Financial Officer and Director(2)	15,927,215	79.63%
Robert Landau(3)	16,625,026	83.13%
All executive officers and directors as a group (one person)	15,927,215	79.63%

______________

*

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(1)

Pacific Gold Corp.’s address is 848 North Rainbow Blvd #2987, Las Vegas, Nevada 89107. Voting and dispositive powers of control of the shares of Pacific Metals Inc. are held by Rob Landau, CEO of Pacific Gold Corp., and Mitchell Geisler, COO of Pacific Gold Corp.

(2)

15,110,823 shares are held by Pacific Gold Corp. of which Mitchell Geisler is a Director and officer and has a pecuniary interest.

Mitchell Geisler is a Director and officer of Pacific Metals.

(3)

15,110,823 shares are held by pacific gold of which Robert Landau is a Director and officer and has a pecuniary interest.

354,762 shares are held by a company that Robert Landau controls.

Code of Ethics

We do not currently have a Code of Ethics in place for the company. Our business operations are not complex and are very limited, and we currently have only one shareholder. The company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are a subsidiary of Pacific Gold Corp. On June 28, 2006, we issued 100 shares of common stock to Pacific Gold Corp. On September 16, 2010, we issued 9,999,900 shares of common stock to Pacific Gold Corp. as payment of $9,999.90 of its note receivable from Pacific Metals.

During the past two years, the Company has borrowed funds from Pacific Gold Corp. on an as needed basis. The chart below outlines the funds advanced since January 1, 2010 and the purposes for the funds. Pacific Gold Corp. provides office space to the Company on a gratis basis. The loans from Pacific Gold Corp. are due on demand, pay no interest and are convertible into shares of the Company at $0.05 per share.

Nevada Rae Gold, Inc. is a subsidiary of Pacific Gold Corp. and the amounts due by the Company are payable on demand and carry no interest.

Note from Pacific Gold Corp.
Balance at January 01, 2012	$51,517
Proceeds thru June 30, 2010 to cover Operating expenses	90
Proceeds thru September 30, 2010 to cover Operating expenses	380
Proceeds thru September 30, 2010 to cover Mining Claims fees	4,000
Pacific Metals Shares Issued as note repayment	(10,000)
Proceeds thru December 31, 2010 to cover Operating expenses	260
Balance at December 31, 2010	46,247
Proceeds thru March 31, 2011 to cover Operating expenses	100
Proceeds thru June 30, 2011 to cover Operating expenses	825
Proceeds thru September 30, 2011 to cover Operating expenses	6,800
Proceeds thru December 31, 2011 to cover Operating expenses	3,707
Balance at December 31, 2011	57,679
Proceeds thru March 31, 2012 to cover Operating expenses	3,500
Proceeds thru June 30, 2012 to cover Operating expenses	40,000
Proceeds thru September 30, 2012 to cover Operating expenses	10,218
Proceeds thru December 31, 2012 to cover Operating expenses	6,698
Balance at December 31, 2012	$118,095

Note from Nevada Rae Gold Inc.
Proceeds thru December 31, 2008 to cover Operating expenses	$1,479
Proceeds thru December 31, 2009 to cover operating expenses	239
Balance at December 31, 2009	1,718
Payments thru December 31, 2012	(1,718)
Balance at December 31, 2012	$-

Mr. Mitchell Geisler is a director and officer of Pacific Gold Corp., the parent corporation of Pacific Metals.  Therefore, Mr. Geisler will be instrumental in any decisions taken or to be taken by the sole shareholder of the Pacific Metals.

Mitchell Geisler, our sole director, is also our sole executive officer and therefore not an independent director.  He is also a director and officer of our parent corporation, Pacific Gold Corp. In making the determination that Mr. Geisler is not independent, in part, we used the definitions of independence of NASDAQ, even though such definitions do not currently apply to us because we are not listed on NASDAQ. We do not have a separately designated compensation, nominating or audit committee, and we do not plan on having any such committees in the near future.

The board of directors or Pacific Metals will make all determinations regarding the business, including the engaging and termination of the independent auditors for the company.

Identification of Directors and Officers

The Nevada Business Corporation Act permits Nevada corporations such as ours to include in the articles of incorporation a provision eliminating or limiting directors' exposure to liability for monetary damages for breaches of their duty of care as directors, if the director acted in good faith and with ordinary care. The act does not eliminate the directors' liability for monetary damages for acts or omissions not in good faith or involving the intentional violations of law, the improper purchase or redemption of stock, payment of improper dividends or any transaction from which the director received an improper personal benefit.

The act also permits Nevada corporations to include in the articles of incorporation a provision to indemnify any and all persons it has the power to indemnity. The act provides that a Nevada corporation may indemnify a person who was, is or is threatened to be made, a named party in a proceeding because the person is or was acting on behalf of the corporation. The indemnification by the corporation may be made if it is determined that the person conducted himself in good faith, reasonably believed that the conduct was in the corporation's best interests if the indemnified party is a director, or was at least not opposed to the corporations' best interests if the person was someone other than a director. Directors may not be indemnified if the person improperly benefited personally or the person is found liable to the corporation. The indemnification may be in respect of judgments, penalties, fines, settlements and reasonable expenses actually incurred.

We have implemented the above-described provisions in our articles of incorporation. In addition, our by-laws provide for similar provisions. We do not have separate agreements of indemnification or advancement of expenses. We do not have directors and officers insurance.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our company pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC, indemnification is against public policy and is therefore unenforceable. In the event that a claim for indemnification against liabilities, other than the payment by us of expenses incurred by a director, officer or controlling person in successful defense of any action, suit or proceedings, is asserted by such director, officer or controlling person in connection with the securities being offered or sold by us, we will, unless in the opinion of its counsel that the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the federal securities law, and will be governed by the final adjudication of such case.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid audit and quarterly financial statement review fees totaling $8,000 for the fiscal year ended December 31, 2012 to Silberstein Ungar, PLLC.

Tax Fees

None.

All Other Fees

None

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the Company’s Board of Directors.

INDEX TO EXHIBITS

EXHIBIT

NUMBER

DESCRIPTION

3.01

Articles of Incorporation of Pacific Metals Corp. (incorporated by reference to the registrant’s Form 10-12g, filed on March 27, 2012, Exhibit 3.01)

3.02

By – Laws of Pacific Metals Corp. (incorporated by reference to the registrant’s Form 10-12g, filed on March 27, 2012, Exhibit 3.02)

4.1

Form of Stock Certificate (incorporated by reference to the registrant’s Form 10-12g, filed on March 27, 2012, Exhibit 4.1)

10.1

Promissory note from Parent Company, Pacific Gold Corp. (incorporated by reference to the registrant’s Form 10-12g, filed on March 27, 2012, Exhibit 10.1)

23.1

Consent of Silberstein Ungar, PLLC (1)

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registration statement on Form 10 to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC METALS CORP.

By: /s/ Mitchell Geisler
Mitchell Geisler,
Chief Executive Officer

Dated March 29, 2013