Form 10-Q
period 2013-06-30
Pacific Metals Corp.
filed 2013-08-13
CIK 1545312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

As of August 1, 2013, the Company had outstanding 20,000,000 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Metals Corp.

(An Exploration Stage Company)

Balance Sheets (Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash	$68	$1,791
Prepaid Expenses	500	500
Total Current Assets	568	2,291
Mineral Rights
Total Mineral Rights	36,615	36,615
Intangibles
Total Intangible Assets, net	8,917	9,417
TOTAL ASSETS	$46,100	$48,323

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$3,245	$4,383
Related Party Notes Payable	131,295	118,095
Total Current Liabilities	134,540	122,479
Long Term Liabilities
Total Long Term Liabilities	-	-
Total Liabilities	134,540	122,479
Stockholders’ Deficit
Common Stock - $0.001 par value; 200,000,000 shares authorized, 20,000,000 issued and outstanding at June 30, 2013 and December 31, 2012	20,000	20,000
Preferred Stock - $0.001 par value; 10,000,000 shares authorized, no shares outstanding at June 30, 2013 and December 31, 2012	-	-
Additional Paid In Capital	-	-
Deficit Accumulated During the Exploration Stage	(108,440)	(94,156)
Total Stockholders’ Deficit	(88,440)	(74,156)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$46,100	$48,323

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

Statements of Operations (Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Jun 28, 2006 (Date of Inception) to June 30, 2013
Revenue	$-	$-	$-	$-	$-
Operating Expenses
Amortization Expense	250	83	500	83	1,083
Automobile Expense	-	-	-	-	188
Bank Service Charges	157	122	277	221	2,994
Business License & Fees	-	-	-	-	40
Dues and Subscriptions	-	-	-	-	554
Interest Expense	-	-	-	-	109
Job Materials	-	-	-	-	330
Licenses and Permits	100	610	710	610	5,895
Materials and Supplies	-	-	-	-	204
Mineral Rights Expense	-	-	-	-	9,571
Office Supplies	-	-	-	-	394
Professional Fees	3,627	22,630	10,447	30,965	69,610
Travel	1,600	-	2,350	-	7,469
Total Operating Expenses	$5,734	$23,445	$14,284	$31,879	$98,441
Net Ordinary Loss	(5,734)	(23,445)	(14,284)	(31,879)	(98,441)
Net Loss	(5,734)	(23,445)	(14,284)	(31,879)	(98,441)

Loss Per Share	$(0.000)	(0.001)	$(0.001)	$(0.0032)

Weighted Average Number of Shares	20,000,000	20,000,000	20,000,000	20,000,000

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

Statements of Cash Flows (Unaudited)

	Six Months	Six Months	June 28, 2006
	Ended	Ended	(date of inception)
	June 30, 2013	June 30, 2012	to June 30, 2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(14,284)	$(31,879)	$(98,441)
Adjustments to Reconcile net Loss to Net Cash Used in Operating Activities:
Amortization Expense	500	83	1,083
Changes in operating assets and liabilities:
Prepaid Expenses	-	(500)	(500)
Other Assets	-	-	-
Accounts Payable	(1,139)	670	3,246
NET CASH USED IN OPERATING ACTIVITIES	(14,923)	(31,626)	(94,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Intangible Assets	-	(10,000)	(10,000)
Investment in Mineral Rights	-	-	(36,615)
NET CASH USED IN INVESTING ACTIVITIES	-	(10,000)	(46,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on Related Party Note Payable	-	-	(1,718)
Proceeds from Related Party Note payable	13,200	43,500	143,013
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,200	43,500	141,295

NET CHANGE IN CASH	(1,723)	1,874	68
CASH AT BEGINNING OF PERIOD	1,791	125	-
CASH AT END OF PERIOD	$68	$1,999	$68
Cash Paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash financing and investing activities:
Common stock issued for Related Party Debt Repayment	$-	$-	$10,000
Stock Split 1 to 1	$-	$-	$10,000

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2013, cash includes cash on hand and cash in the bank.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of June 30, 2013, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

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

Intangibles Assets	June 30, 2013	December 31, 2012
Mining Claims Database	$10,000	$10,000
Accumulated Amortization	(1,083)	(583)
Net	$8,917	$9,417

Amortization expense for the six months ended June 30, 2013 and 2012 was $500 and $83, respectively.

For these assets, amortization expense over the next five years is expected to be $4,500.

Year	USD
2013	$500
2014	1,000
2015	1,000
2016	1,000
2017	1,000
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10 for the fiscal year ended December 31, 2012.

NOTE 3 – MINERAL RIGHTS

Mineral rights at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Graysill Claims	$36,615	$36,615

NOTE 4 – SHAREHOLDER NOTE PAYABLE / RELATED PARTY TRANSACTIONS

Pacific Metals owed $131,295 and $118,095 to its parent company as of June 30, 2013 and December 31, 2012, respectively.  The amount due is represented in a single, demand note to the parent company, which bears no interest. The parent company advances funds on an as needed basis to the Company.

NOTE 5 – INCOME TAXES

The parent company, Pacific Gold, files its corporate income tax returns on a consolidated basis.  Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  For the six months ended June 30, 2013 and 2012, Pacific Gold incurred net losses and, therefore, has no tax liability. Pacific Gold has a full valuation allowance for its deferred tax assets and its provision for income tax benefit as does Pacific Metals.

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

NOTE 7 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2013, the Company had an accumulated deficit of $108,440, negative working capital of $133,972, and negative cash flows from operations since inception of $94,612, raising substantial doubt about its ability to continue as a going concern.  During the six months ended June 30, 2013, the Company financed its operations through issuance of debt to the parent company.

NOTE 8 – SUBSEQUENT EVENTS

No subsequent events.

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

Employees

On April 29, 2013, Rob Landau was added to the board of directors and the board appointed him as President and CEO in place of Mitchell Geisler. Mr. Geisler and  Mr. Landau are employed without a written employment agreement.  Currently, Mr. Landau, and Mr. Geisler do not draw a salary, and the Company only reimburses them for expenses.  Notwithstanding the current arrangement, the Company may pay Mr. Landau , and Mr. Geisler a salary or other compensation on a bonus basis in the future, in amounts determined in the discretion of the Company or as negotiated, which compensation may take the form of cash, stock issuances, employee options and promissory notes.

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

Executive Offices

Our principal executive offices are located at 848 North Rainbow Blvd #2987, Las Vegas, Nevada 89107. Our telephone number is (416) 214-1483.

Overall Operating Results:

The company has had no revenues since inception (June 28, 2006) through June 30, 2013.

Operating expenses over that same time frame totaled $98,441. These expenses include various general and administrative costs of $21,362, professional fees of $69,610, and travel expenses of $7,469.

Liquidity and Capital Resources:

We do not currently have any working capital with which we can fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We have total assets of $46,100 and total liabilities of $134,540 as of June 30, 2013. Total stockholder’s deficit at June 30, 2013 was $88,440.

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

We currently have borrowed $131,295 from our parent company, Pacific Gold Corp. This note is due on demand. We anticipate that Pacific Gold Corp. will advance us further funds throughout 2013 in order to complete the first 4 phases of our exploration plan. These funds have been loaned interest free, and are convertible into shares of the Company at $0.05 per share. We expect further advances in 2013 to be on the same terms.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISKS

N/A

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation and report to the registered public accounting firm to the Company about this condition.   Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was effective as of June 30, 2013.

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

PACIFIC METALS CORP.

By: /s/ Robert Landau
Robert Landau,
Chief Executive Officer

Dated August 12, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	August 12, 2013
Robert Landau

/s/ Mitchell Geisler	Director	August 12, 2013
Mitchell Geisler