Form 10-Q
period 2013-09-30
Pacific Metals Corp.
filed 2013-11-14
CIK 1545312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

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

As of November 8, 2013, the Company had outstanding 20,000,000 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Metals Corp.

(An Exploration Stage Company)

Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$1,668	$1,791
Prepaid Expenses	500	500
Total Current Assets	2,168	2,291
Mineral Rights
Total Mineral Rights	39,975	36,615
Intangibles
Total Intangible Assets, net	8,667	9,417
TOTAL ASSETS	$50,810	$48,323

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,450	$4,383
Related Party Notes Payable	161,395	118,095
Total Current Liabilities	162,845	122,479
Long Term Liabilities
Total Long Term Liabilities	-	-
Total Liabilities	162,845	122,479
Stockholders' Deficit
Common stock - $0.001 par value; 200,000,000shares authorized, 20,000,000 issued and outstanding at September 30, 2013 and December 31, 2012	20,000	20,000
Preferred Stock - $0.001 par value; 10,000,000shares authorized, no shares outstanding at September 30, 2013 and December 31, 2012	-	-
Additional Paid In Capital	-	-
Deficit accumulated during the exploration stage	(132,035)	(94,156)
Total Stockholders' Deficit	(112,035)	(74,156)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50,810	$48,323

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

Statements of Operations (Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Jun 28, 2006 (Date of Inception) to September 30, 2013
Revenue	$-	$-	$-	$-	$-
Operating Expenses
Amortization Expense	250	250	750	333	1,333
Automobile Expense	-	-	-	-	188
Bank Service Charges	135	108	412	329	3,129
Business License & Fees	-	-	-	-	40
Dues and Subscriptions	60	-	60	-	614
Interest Expense	-	-	-	-	109
Job Materials	-	-	-	-	330
Licenses and Permits	-	-	710	610	5,895
Materials and Supplies	-	-	-	-	204
Mineral Rights Expense	-	-	-	-	9,570
Office Supplies	-	-	-	-	394
Professional Fees	21,550	6,370	31,997	37,335	91,160
Travel	1,600	-	3,950	-	9,069
Total Operating Expenses	23,595	6,728	37,879	38,607	122,035
Net Ordinary Loss	(23,595)	(6,728)	(37,879)	(38,607)	(122,035)
Net Loss	$(23,595)	$(6,728)	$(37,879)	$(38,607)	$(122,035)

Loss Per Share	$(0.001)	$(0.000)	$(0.002)	$(0.0039)

Weighted Average Number of Shares	20,000,000	20,000,000	20,000,000	20,000,000

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended	(date of inception) to
	September 30, 2013	September 30, 2012	September 30, 2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(37,879)	$(38,607)	$(122,035)
Adjustments to Reconcile net Loss to Net Cash Used in Operating Activities:
Amortization Expense	750	333	1,333
Changes in operating assets and liabilities:
Prepaid Expenses	-	(500)	(500)
Other Assets	-	-	-
Accounts Payable	(2,934)	1,940	1,450
NET CASH USED IN OPERATING ACTIVITIES	(40,063)	(36,834)	(119,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Intangible Assets	-	(10,000)	(10,000)
Investment in Mineral Rights	(3,360)	(3,360)	(39,975)
NET CASH USED IN INVESTING ACTIVITIES	(3,360)	(13,360)	(49,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on Related Party Note Payable	-	(1,718)	(1,718)
Proceeds from Related Party Note payable	43,300	53,719	173,113
NET CASH PROVIDED BY FINANCING ACTIVITIES	43,300	52,001	171,395
NET CHANGE IN CASH	(123)	1,807	1,668
CASH AT BEGINNING OF PERIOD	1,791	125	-
CASH AT END OF PERIOD	$1,668	$1,932	$1,668
Cash Paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash financing and investing activities:
Common stock issued for Related Party Debt Repayment	$-	$-	$10,000
Stock Split 1 to 1	$-	$10,000	$10,000

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2013, cash includes cash on hand and cash in the bank.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of September 30, 2013, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

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

Intangibles Assets	September 30, 2013	December 31, 2012
Mining Claims Database	$10,000	$10,000
Accumulated Amortization	(1,333)	(583)
Net	$8,667	$9,417

Amortization expense for the nine months ended September 30, 2013 and 2012 was $750 and $333, respectively.

For these assets, amortization expense over the next five years is expected to be $4,250.

Year	USD
2013	$250
2014	1,000
2015	1,000
2016	1,000
2017	1,000
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10 for the fiscal year ended December 31, 2012.

NOTE 3 – MINERAL RIGHTS

Mineral rights at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Graysill Claims	$39,975	$36,615

NOTE 4 – SHAREHOLDER NOTE PAYABLE / RELATED PARTY TRANSACTIONS

Pacific Metals owed $161,395 and $118,095 to its parent company as of September 30, 2013 and December 31, 2012, respectively.  The amount due is represented in a single, demand note to the parent company, which bears no interest. The parent company advances funds on an as needed basis to the Company.

NOTE 5 – INCOME TAXES

The parent company, Pacific Gold, files its corporate income tax returns on a consolidated basis.  Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  For the nine months ended September 30, 2013 and 2012, Pacific Gold incurred net losses and, therefore, has no tax liability. Pacific Gold has a full valuation allowance for its deferred tax assets and its provision for income tax benefit as does Pacific Metals.

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

NOTE 7 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2013, the Company had an accumulated deficit of $132,035, negative working capital of $160,677, and negative cash flows from operations since inception of $119,752, raising substantial doubt about its ability to continue as a going concern.  During the nine months ended September 30, 2013, the Company financed its operations through issuance of debt to the parent company.

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

Phase 4: Prepare NI-43-101 Report of exploration efforts.

Phase one was completed in May 2012, Phase 2 was completed in September 2013,  The Company has now decided to reverse the order of Phases 3 and 4 and is working with World Industrial Minerals on a preliminary 43-101 report for the Company claims.

The cost for phase three will be approximately $20,000.

After assessment of  the report for each phase, the Company will then develop and amend from time to time the more robust exploration program and budget for exploration.  Thereafter, it will have to pursue fund raising activities to fund the exploration it plans to implement.  Because it is very early stages of the exploration phases and the overall viability of the mining property has not been assessed, the Company has not developed a full plan or budget.  Investors should be aware that as an early exploratory Company, there may not be any conclusive results or the results of the initial exploration will indicate that the mining property is not viable. Therefore, investors may not be able to realize any gain on their investment.

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

Employees

On April 29, 2013, Rob Landau was added to the board of directors and the board appointed him as President and CEO in place of Mitchell Geisler. Mr. Geisler and Mr. Landau are employed without a written employment agreement.  Currently, Mr. Landau, and Mr. Geisler do not draw a salary, and the Company only reimburses them for expenses.  Notwithstanding the current arrangement, the Company may pay Mr. Landau and Mr. Geisler a salary or other compensation on a bonus basis in the future, in amounts determined in the discretion of the Company or as negotiated, which compensation may take the form of cash, stock issuances, employee options and promissory notes.

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

Executive Offices

Our principal executive offices are located at 848 North Rainbow Blvd #2987, Las Vegas, Nevada 89107. Our telephone number is (416) 214-1483.

Overall Operating Results:

The company has had no revenues since inception (June 28, 2006) through September 30, 2013.

Operating expenses over that same time frame totaled $122,035. These expenses include various general and administrative costs of $21,806, professional fees of $91,160, and travel expenses of $9,069.

Liquidity and Capital Resources:

We do not currently have any working capital with which we can fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We have total assets of $50,810 and total liabilities of $162,845 as of September 30, 2013. Total stockholder’s deficit at September 30, 2013 was $112,035.

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

We currently have borrowed $161,395 from our parent company, Pacific Gold Corp. This note is due on demand. We anticipate that Pacific Gold Corp. will advance us further funds throughout 2013 in order to complete the first 4 phases of our exploration plan. These funds have been loaned interest free, and are convertible into shares of the Company at $0.05 per share. We expect further advances in 2013 to be on the same terms.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISKS

N/A

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically re-evaluate this situation and report to the registered public accounting firm to the Company about this condition.   Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was effective as of September 30, 2013.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NUMBER

DESCRIPTION

31.1

Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2

Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1

Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002. *

•

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registration statement on Form 10 to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC METALS CORP.

By: /s/ Robert Landau
Robert Landau,
Chief Executive Officer

Dated November 14, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	November 14, 2013
Robert Landau

/s/ Mitchell Geisler	Director	November 14, 2013
Mitchell Geisler