Form 10-K
period 2013-12-31
Pacific Metals Corp.
filed 2014-03-28
CIK 1545312

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10 - K

ANNUAL REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

COMMISSION FILE NUMBER 000-54629

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes o  No x

As of March 11, 2014, the Company had outstanding 20,000,000 shares of its common stock, par value $0.001.

As of June 30, 2013 the aggregate market value of the voting stock held by non-affiliates was approximately $75,477.

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

Description of Property

The company owns 40 unpatented federal lode mining claims, PMC 30-46, PMC 48-54 and PMC55-70 Colorado Mining Claim numbers 259820-259843, 285408-285423, in San Juan and Dolores Counties, Colorado immediately southeast of Bolam Pass. The lead claim file number is San Juan County 145097 and Delores County 00150911.The claims are located within the San Juan Mountains, north of Durango, Colorado.  The claims are situated on federal land.  They cover approximately 800 acres of very rugged, mountainous terrain. The claims are subject to an annual renewal fee of $140 each, paid yearly by the company to the BLM prior to September 1st of each year along with a notice of intent to hold the claims. The mining claims were acquired by staking land owned by the BLM. The staking process involved a physical visit to the site using a GPS to locate USGS corner posts and then placer location monuments at the 4 corners of each prospective claim. Subsequently a field map is prepared and then the claim location notices are filed with the proper county of location and once stamped by the county the claims are then submitted to the Colorado BLM with the appropriate location fee and advance renewal fee of $140 per claim for the subsequent year.

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

Phase 3: Prepare NI-43-101 Report of exploration efforts.

Phase 4: Exploration program – drilling, sampling of old workings. This work will be directed by results of the field evaluation. Because of the short field season, it is possible that certain samplings by drilling may take place before the commencement of phase two.

Phase one was completed in May 2012, Phase 2 was completed in September 2013,  The company is working with World Industrial Minerals on a preliminary 43-101 report for the company claims.

The cost for phase three will be approximately $20,000.

The costs for phase four will be dependent on the results of the 43-101 report and the recommendations of the consultant geologists.

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

Employees

On April 29, 2013, Rob Landau was added to the board of directors and the board appointed him as President and CEO in place of Mitchell Geisler. Mr. Landau is employed without a written employment agreement.  Currently, Mr. Landau, and Mr. Geisler do not draw a salary, and the company only reimburses them for expenses.  Notwithstanding the current arrangement, the company may pay Mr. Landau and Mr. Geisler a salary or other compensation on a bonus basis in the future, in amounts determined in the discretion of the company or as negotiated, which compensation may take the form of cash, stock issuances, employee options and promissory notes.

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

Our auditors have included an explanatory paragraph in their opinion that accompanies our audited financial statements as of and for the year ended December 31, 2013, indicating that our negative cash flows from operations, net capital deficiency, and current liquidity position raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

➢

Mineral exploration and ultimate exploitation may be affected by unforeseen changes including:

•

Changes in the value of minerals,

•

Changes in regulations, including mining and environmental regulations,

•

Environmental concerns about mining are area or in general, particularly in relation to minerals in the rare earth category,

•

Technical issues relating to extraction, such as rock falls, subsidence, flooding and weather conditions, and

•

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

Our management does not have educational or practical training as mining engineers or geologists.  Rather they are managers with experience in the mining industry directing the operations of mining properties and extraction and processing of minerals in connection with alluvial deposits.  The company will rely on consultants and employees to provide engineering and geological services.  The lack of technical skills by management may result in limitations on their ability to assess a technical situation or resolve a technical problem. Additionally, the senior management persons, despite having operated other mining properties in Oregon and Nevada, may not be aware of business requirements generally or specifically arising in Colorado, which could adversely impact the operations of the company. Therefore, the operations, earnings and ultimate financial success may suffer due to senior management’s lack of experience in the industry.

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

Pursuit of our business plan and its implementation will depend on the price of the minerals that we are able to extract from our claims in the global markets.  The viability of any commercialization of minerals will depend on the cost of recovery versus the market price of the mineral and whether or not it has uses in the markets.  An increase in market use and price will encourage industry interest in United States mine development of smaller operations such as our prospects and improve the likelihood of our overall success.  If the price and/or use of minerals do not increase appreciably, then it is the belief of our management that current sources of the minerals we are seeking will remain adequate for market supply and sources like those that we are attempting to identify and explore will become marginalized.  The viability of our business plan is also dependent on the price of minerals remaining at least at current prices.  If prices fall substantially from the current levels, then our estimated costs will be such that there will be insufficient profit margins and incentives to pursue our business plan.  In that event, Pacific Metals will have to curtail its business plan and investors will lose their investment.

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

As of December 31, 2013 The company had approximately $162,563 in debt, which if it cannot repay when due, will permit the holders to seek renegotiation or bankruptcy alternatives, the result of which could terminate implementation of the business plan.

Pacific Metals has approximately $162,563 of debt due to one of its stockholders and a related party entity, which is a subsidiary of that stockholder. From time to time, the company may also have trade debt and equipment financing outstanding.  If Pacific Metals is unable to repay any of its obligations when due, the creditor could put the company into bankruptcy or force renegotiation of the terms of outstanding debt on terms that may be substantially less favorable.  In either event, the ability of Pacific metals to pursue its business plan will be impaired and the equity of the company will become worthless.

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

Because our majority stockholder is our parent company and owns approximately 75% of the shares of common stock, it is in a position to control the election of our board of directors and the selection of officers, management and consultants.  This stockholder and its related parties have also lent the company a significant amount of working capital.  Therefore, investors will be entirely dependent on its judgment in implementing the business plan of Pacific Metals.

There is not an active trading market for our common stock, and if a market for our common stock does not develop, our investors may be unable to sell their shares.

Our common stock is currently quoted on the Pink Sheets trading system.  There is no regular trading of the common stock in that market. The Pink Sheets is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The securities that trade on the Pink Sheets tend to be highly illiquid, and there is a greater chance of market volatility for securities that trade on the Pink Sheets.  In addition, the value of our common stock could be affected by many factors such as the following, some of which we may not be able to control or influence:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

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

The company has staked 40 federal lode mining claims in Delores and San Juan Counties, Colorado (BLM file no. 259280 and 285408) covering approximately 800 acres immediately southeast of Bolam Pass. See the description in Item 1.

ITEM 3. LEGAL PROCEEDINGS

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Beginning in March, 2013, the common stock became available for trading on the trading platforms of the Pink Sheets Group LLC or the Over-the-Counter Bulletin Board. Currently, there is only very occasional, sporadic trading and at such times only minimal volume, The common stock does not exhibit any consistent trading or regular prices to report herein. There can be no assurance given that the common stock will continue to be available for trading in any public market or that there will develop an active public market in the security.  Therefore, holders of our common stock may not be able to sell their securities from time to time in the future, if at all.

Holders

As of March 25, 2014, we had 73 shareholders of record of our common stock and believe that there are additional beneficial holders of our common stock who hold through brokerage and similar accounts.

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

Recent Sales of unregistered securities

No recent sales of unregistered securities.

Description of registrant’s securities to be registered

The authorized capital stock consists of 200,000,000 shares of common stock, all of which is designated common stock, $0.001 par value, and 10,000,000 shares of preferred stock with a nominal value of $0.001 per share. As of December 31, 2013, there were 20,000,000 and -0- shares of common and preferred stock issued and outstanding respectively.

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

Pacific Metals does not have the financial resources and does not have any commitments for funding from unrelated parties or any other agreements that will provide working capital. We cannot give any assurance that Pacific Metals will locate any funding or enter into any agreements that will provide the required operating capital. Pacific Metals has been dependent on its parent company Pacific Gold Corp. to provide it with working capital since inception. In 2013 Pacific Gold Corp. advanced funds such that Pacific Metals could begin to implement its business plan by engaging a geologist consulting firm.

The company has had no revenues since inception (June 28, 2006) through December 31, 2013.

Operating expenses over that same time frame totaled $128,252. These expenses include various general and administrative costs of $23,298, professional fees of $49,810, geologist fees of $45,425, and travel expenses of $9,719.

Liquidity and Capital Resources:

We do not currently have any working capital with which we can fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We have total assets of $51,132 and total liabilities of $169,384 as of December 31, 2013. Total stockholders’ deficit at December 31, 2013 was $118,252.

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

We have received loans totaling $162,563 from our parent company, Pacific Gold Corp. These loans are due on demand. We anticipate that Pacific Gold Corp. will advance us further funds throughout 2014 in order to complete the third phase of our exploration plan. These funds have been loaned interest free, and are convertible into shares of the company at $0.05 per share. We expect further advances in 2014 to be on the same terms.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

16

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Pacific Metals Corp.

Las Vegas, NV

We have audited the accompanying balance sheets of Pacific Metal Corp. as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period from June 28, 2006 (inception) through December 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Metal Corp. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended and the period from June 28, 2006 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

March 25, 2014

Pacific Metals Corp.

(An Exploration Stage Company)

Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$-	$1,791
Prepaid Expenses	500	500
Total Current Assets	500	2,291
Mineral Rights
Total Mineral Rights	42,215	36,615
Intangibles
Total Intangible Assets, net	8,417	9,417
TOTAL ASSETS	$51,132	$48,323

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$6,821	$4,383
Related Party Note Payable	162,563	118,095
Total Current Liabilities	169,384	122,479
Total Liabilities	169,384	122,479

Stockholders’ Deficit
Common Stock - $0.001 par value; 200,000,000shares authorized, 20,000,000 issued and outstanding at December 31, 2013 and 2012	20,000	20,000
Preferred Stock - $0.001 par value; 10,000,000 shares authorized, no shares outstanding at December 31, 2013 and 2012	-	-
Additional Paid In Capital	-	-
Deficit Accumulated During the Exploration Stage	(138,252)	(94,156)
Total Stockholders’ Deficit	(118,252)	(74,156)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,132	$48,323

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

Statements of Operations

	Year Ended December 31, 2013	Year Ended December 31, 2012	June 28, 2006 (Date of Inception) to December 31, 2013
Revenue	$-	$-	$-
Operating Expenses
Amortization Expense	1,000	583	1,583
Automobile Expense	-	-	188
Bank Service Charges	1,463	450	4,179
Business License & Fees	-	-	40
Dues and Subscriptions	227	198	781
Geologist Fees	17,835	21,000	45,425
Interest Expense	-	-	109
Job Materials	-	-	330
Licenses and Permits	710	610	5,895
Materials and Supplies	-	-	204
Mineral Rights Expense	24	20	9,595
Office Supplies	-	-	394
Professional Fees	18,237	25,278	49,810
Travel	4,600	-	9,719
Total Operating Expenses	$44,096	$48,139	$128,252
Loss from Operations	(44,096)	(48,139)	(128,252)
Net Loss	(44,096)	(48,139)	(128,252)

Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares: Basic and Diluted	20,000,000	20,000,000

See accompanying notes to the financial statements

Pacific Metal Corp.

(An Exploration Stage Company)

Statements of Changes in Stockholders' Deficit

From June 28, 2006 (Inception) through December 31, 2013

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid in	Development
	Shares	Amount	Capital	Stage	Total
Balance at June 28, 2006	200	$-	$-	$-	$-

Net Loss	-	-	-	(20,047)	(20,047)
Balance at December 31, 2006	200	-	-	(20,047)	(20,047)

Net Loss	-	-	-	(7,277)	(7,277)
Balance at December 31, 2007	-	-	-	(27,324)	(27,324)

Net Loss	-	-	-	(1,429)	(1,429)
Balance at December 31, 2008	-	-	-	(28,753)	(28,753)

Net Loss	-	-	-	(1,022)	(1,022)
Balance at December 31, 2009	-	-	-	(29,775)	(29,775)

Shares Issued for Related Party Debt Repayment	19,999,800	10,000	-		10,000
Net Loss	-	-	-	(1,566)	(1,566)
Balance at December 31, 2010	20,000,000	10,000	-	(31,341)	(21,341)

Net Loss	-	-	-	(4,676)	(4,676)
Balance at December 31, 2011	20,000,000	10,000	-	(36,017)	(26,017)

Stock Split 1 to 1	-	10,000	-	(10,000)	-
Net Loss	-	-	-	(48,139)	(48,139)
Balance at December 31, 2012	20,000,000	20,000	-	(94,156)	(74,156)

Net Loss				(44,096)	(44,096)

Balance at December 31, 2013	20,000,000	$20,000	$-	$(138,252)	$(118,252)

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

Statements of Cash Flows

			June 28, 2006
			(Date of inception)
	Year Ended	Year Ended	through
	December 31, 2013	December 31, 2012	December 31, 2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(44,096)	$(48,139)	$(128,252)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization Expense	1,000	583	1,583
Changes in operating assets and liabilities:
Prepaid Expenses	-	(500)	(500)
Other Assets	-	(10,000)	-
Accounts Payable	2,438	4,384	6,821
NET CASH USED IN OPERATING ACTIVITIES	(40,658)	(53,672)	(120,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Intangible Assets	-	-	(10,000)
Investment in Mineral Rights	(5,600)	(3,360)	(42,215)
NET CASH USED IN INVESTING ACTIVITIES	(5,600)	(3,360)	(52,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on Related Party Note Payable	-	(1,718)	(1,718)
Proceeds from Related Party Note payable	44,468	60,416	174,280
NET CASH PROVIDED BY FINANCING ACTIVITIES	44,468	58,698	172,562
NET CHANGE IN CASH	(1,791)	1,666	-
CASH AT BEGINNING OF PERIOD	1,791	125	-
CASH AT END OF PERIOD	$-	$1,791	$-
Cash Paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash investing and financing activities:
Common stock issued for Related Party Debt Repayment	$-	$-	$10,000
Stock Split 1 to 1	$-	$10,000	$10,000

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2013, cash includes cash on hand and cash in the bank.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the Company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the Company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of December 31, 2013, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

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

Intangibles Assets	December 31, 2013	December 31, 2012
Mining Claims Database	$10,000	$10,000
Accumulated Amortization	(1,583)	(583)
Net	$8,417	$9,417

Amortization Expense for the year ended December 31, 2013 and 2013 was $1,000 and $583, respectively.

For these assets, amortization expense over the next five years is expected to be $5,000.

Year	USD
2014	$1,000
2015	1,000
2016	1,000
2017	1,000
2018	1,000
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

For the year ended December 31, 2013, the Company evaluated impairment on its mining claims assets and determined that no impairment loss should be recorded.

Recently issued accounting pronouncements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – MINERAL RIGHTS

Mineral rights at December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012
Graysill Claims	$42,215	$36,615

NOTE 3 – SHAREHOLDER NOTE PAYABLE / RELATED PARTY TRANSACTIONS

Pacific Metals owed $162,563 and $118,095 to its parent company as of December 31, 2013 and 2012, respectively.  The amount due is represented in a single, demand note to the parent company, which bears no interest. The parent company advances funds on an as needed basis to the Company.  These loans are convertible into shares of the Company at $0.05 per share. We expect further advances in 2014 to be on the same terms.

NOTE 4 – INCOME TAXES

The parent company, Pacific Gold, files its corporate income tax returns on a consolidated basis.  Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2013 and 2012, Pacific Gold incurred net losses and, therefore, has no tax liability. Pacific Gold has a full valuation allowance for its deferred tax assets and its provision for income tax benefit as does Pacific Metals.

NOTE 5 – COMMON STOCK

At the time of inception, 200 common shares were issued to its parent company, Pacific Gold Corp. In 2010, there were 19,999,800 common shares issued to Pacific Gold Corp. as payment for a portion of the debt owed to the parent company.

On July 20, 2012, the board of Pacific Metals agreed to a stock split effected in the form of a dividend of the outstanding shares of the Company on a one for one basis. The new issued and outstanding shares of Pacific Metals are 20,000,000 shares. All share and per share data in these financial statements and notes have been retrospectively restated to reflect the effects of the stock split.

NOTE 6 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2013, the Company had an accumulated deficit of $138,252, negative working capital of $168,884, and negative cash flows from operations since inception of $120,348, raising substantial doubt about its ability to continue as a going concern.  During the year ended December 31, 2013, the Company financed its operations through issuance of debt to the parent company.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation and report to the registered public accounting firm to the company about this condition.   Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the company’s system of internal control over financial reporting was effective as of December 31, 2013.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Mr. Robert Landau, 42, is the CEO and a director of the company since 2013.  He also has been the president and director of (OTCQB: PCFG) Pacific Gold Corp. since 2005, which is the holder of approximately 75% of the issued and outstanding shares of the company. Mr. Landau also works as a consultant advising other non-mining companies on mergers and acquisitions. He has a Bachelor of Commerce - Actuarial Science and Finance degree from the University of Toronto. Mr. Landau is responsible for the strategic direction of the company.

Mr. Mitchell Geisler, 43, is a director of the company. Mr. Geisler has more than 15 years of experience in the hospitality and services industry. Mr. Geisler is a graduate of Toronto's York University. Mr. Geisler is currently also the CEO and Chairman of Diagnostic Imaging International Corp. (OTCQB: DIIG), a company that owns and operates medical imaging diagnostic centers, and he is also the COO and a Director of Pacific Gold Corp. (OTCQB: PCFG), which is the holder of approximately 75% of the issued and outstanding shares of the company.

ITEM 11.  EXECUTIVE COMPENSATION

The company has one executive officer, who is also one of the company’s directors. The officers neither received nor earned any compensation for their services to the company during our fiscal year ended December 31, 2013. Until we have sufficient capital or revenues, they will not be provided cash remuneration on a regular basis. At such time as we are able to provide a regular salary, it is our intention that they will become employed pursuant to an executive employment agreement, at an annual salary to be determined based on their then level of time devoted to the company and the scope of their responsibilities.  Until we enter into an employment agreement, we may use shares of common stock to compensate the executive officers; however, no equity compensation was paid to or earned by them during our fiscal year ended December 31, 2013.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2013, the name and shareholdings of each person who owns of record, or was known by the us to own beneficially, 5% or more of the shares of the common stock currently issued and outstanding; the name and shareholdings of each executive officer and director; and the shareholdings of all executive officers and directors as a group.  The common stock is the only issued and outstanding securities of the company with voting rights.

NAME OF PERSON OR GROUP	NUMBER OF SHARES OWNED	PERCENTAGE OF OWNERSHIP*

Pacific Gold Corp.(1)	15,110,823	75.56%
Mitchell Geisler, Director(2)	816,392	4.08%
Robert Landau President, Chief Executive Officer, Chief Financial Officer and Director (3)	1,514,203	7.57%

All executive officers and directors as a group (two persons)(4)	17,441,418	87.20%

______________

*  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Calculated based on 20,000,000 shares issued and outstanding.  Shares of common stock issuable upon the exercise of options or warrants currently exercisable or convertible within 60 days, are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(1) Pacific Gold Corp.’s address is 848 North Rainbow Blvd #2987, Las Vegas, Nevada 89107. Voting and dispositive powers of control of the shares of Pacific Metals Inc. are held by Rob Landau, CEO of Pacific Gold Corp., and Mitchell Geisler, COO of Pacific Gold Corp.

(2) Excludes the 15,110,823 shares held by Pacific Gold Corp. of which Mitchell Geisler is a director and officer and in which he does not have a direct pecuniary interest. Mitchell Geisler is a Director and officer of Pacific Metals.

(3) Excludes the 15,110,823 shares held by Pacific Gold Corp. of which Robert Landau is a director and officer and in which he does not have a direct pecuniary interest. Includes 354,762 shares held by a company that Robert Landau controls.

(4) Includes the 15,110,823 shraes held by Pacific Gold Corp. over which Messrs Geisler and Landau have control as officers and directors of Pacific Gold Corp. and the 354,762 shares held by a company that Robert Landau controls.

Code of Ethics

We do not currently have a Code of Ethics in place for the company. Our business operations are not complex and are very limited. The company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are a majority owned subsidiary of Pacific Gold Corp. On June 28, 2006, we issued 200 shares of common stock to Pacific Gold Corp. On September 16, 2010, we issued 19,999,800 shares of common stock to Pacific Gold Corp. as payment of $10,000 of its note receivable from Pacific Metals.  In July of 2012 we distributed approximately 25% of our common stock to the stockholders of Pacific Gold Corp. resulting in Pacific Gold Corp. retaining approximately 75% of the company.

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

Nevada Rae Gold, Inc. is a subsidiary of Pacific Gold Corp. and an affiliate of the company.  The amounts due by the Company listed below are payable on demand and carry no interest.

Note from Pacific Gold Corp.
Balance at January 1, 2011	$46,247
Proceeds thru March 31, 2011 to cover Operating expenses	100
Proceeds thru June 30, 2011 to cover Operating expenses	825
Proceeds thru September 30, 2011 to cover Operating expenses	6,800
Proceeds thru December 31, 2011 to cover Operating expenses	3,707
Balance at December 31, 2011	57,679
Proceeds thru March 31, 2012 to cover Operating expenses	3,500
Proceeds thru June 30, 2012 to cover Operating expenses	40,000
Proceeds thru September 30, 2012 to cover Operating expenses	10,218
Proceeds thru December 31, 2012 to cover Operating expenses	6,698
Balance at December 31, 2012	$118,095
Proceeds thru March 31, 2013 to cover Operating expenses	5,400
Proceeds thru June 30, 2013 to cover Operating expenses	7,800
Proceeds thru September 30, 2013 to cover Operating expenses	30,100
Proceeds thru December 31, 2013 to cover Operating expenses	1,167
Balance at December 31, 2013	$162,562

Note from Nevada Rae Gold Inc.
Proceeds thru December 31, 2008 to cover Operating expenses	$1,479
Proceeds thru December 31, 2009 to cover operating expenses	239
Balance at December 31, 2009	1,718
Payments thru December 31, 2012	(1,718)
Balance at December 31, 2012	-
Balance at December 31, 2013	$-

Messrs. Robert Landau and Mitchell Geisler are directors and officers of Pacific Gold Corp., the parent corporation of Pacific Metals. Therefore, they will be instrumental in any decisions taken or to be taken by the majority shareholder of Pacific Metals.

Messrs. Robert Landau and Mitchell Geisler are also the company’s directors, and therefore they are not independent directors.  They are also each a director and officer of our parent corporation, Pacific Gold Corp. In making the determination that they are not independent, in part, we used the definitions of independence of NASDAQ, even though such definitions do not currently apply to us because we are not listed on NASDAQ. We do not have a separately designated compensation, nominating or audit committee, and we do not plan on having any such committees in the near future.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The company paid audit and quarterly financial statement review fees totaling $10,000 and $8,000 for the years ended December 31, 2013 and 2012, respectively, to Silberstein Ungar, PLLC.

Tax Fees

None.

All Other Fees

None

Audit committee policies & procedures

The company does not currently have a standing audit committee. The above services were approved by the company’s Board of Directors.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements.  See Item 8 for the index of financial statements.

(b)

Exhibits.  See below, Index of Exhibits.

(c)

Financial Statement Schedules.  Not applicable.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Dated March 31, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2014
Robert Landau

/s/ Mitchell Geisler	Director	March 31, 2014
Mitchell Geisler