Form 10-Q
period 2014-03-31
Pacific Metals Corp.
filed 2014-05-12
CIK 1545312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

Commission file number:  000-54629

Pacific Metals Corp.

(Exact Name of registrant as specified in its Charter)

Nevada	43-2110431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

848 North Rainbow Blvd #2987, Las Vegas, Nevada	89107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code       (416) 214-1483

Securities registered pursuant to section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $.001; 200,000,000 shares authorized

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of May 8, 2014, the company had outstanding 20,000,000 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Metals Corp.

(An Exploration Stage Company)

Balance Sheets (Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$4,225	$-
Prepaid Expenses	-	500
Total Current Assets	4,225	500
Mineral Rights
Total Mineral Rights	42,215	42,215
Intangibles
Total Intangible Assets, net	8,167	8,417
TOTAL ASSETS	$54,607	$51,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$17,100	$6,821
Related Party Notes Payable	178,413	162,563
Total Current Liabilities	195,513	169,384
Long Term Liabilities
Total Long Term Liabilities	-	-
Total Liabilities	195,513	169,384
Stockholders' Deficit
Common Stock - $0.001 par value; 200,000,000 shares authorized, 20,000,000 issued and outstanding at March 31, 2014 and December 31, 2013	20,000	20,000
Preferred Stock - $0.001 par value; 10,000,000 shares authorized, no shares outstanding at March 31, 2014 and December 31, 2013	-	-
Additional Paid In Capital	-	-
Deficit accumulated during the exploration stage	(160,906)	(138,252)
Total Stockholders' Deficit	(140,906)	(118,252)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$54,607	$51,132

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

Statements of Operations (Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	June 28, 2006 (Date of Inception) to March 31, 2014
Revenue	$-	$-	$-
Operating Expenses
Amortization Expense	250	250	1,833
Automobile Expense	-	-	188
Bank Service Charges	4	121	4,183
Business License & Fees	-	-	0
Dues and Subscriptions	-	-	781
Geologist Fees	20,000	-	65,425
Interest Expense	-	-	109
Job Materials	-	-	330
Licenses and Permits	-	610	5,895
Materials and Supplies	-	-	204
Mineral Rights Expense	-	-	9,595
Office Supplies	-	-	394
Professional Fees	2,400	6,820	52,210
Travel	-	750	9,719
Total Operating Expenses	$22,654	$8,551	$150,906
Loss from operations	(22,654)	(8,551)	(150,906)
Net Loss	$(22,654)	$(8,551)	$(150,906)

Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares	20,000,000	20,000,000

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

Statements of Cash Flows (Unaudited)

	Three Months	Three Months	June 28, 2006
	Ended	Ended	(Date of Inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(22,654)	$(8,551)	$(150,906)
Adjustments to Reconcile net Loss to Net Cash Used in Operating Activities:
Amortization Expense	250	250	1,833
Changes in operating assets and liabilities:
Prepaid Expenses	500	-	-
Other Assets	-	-	-
Accounts Payable	10,279	1,365	17,100
NET CASH USED IN OPERATING ACTIVITIES	(11,625)	(6,936)	(131,973)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Intangible Assets	-	-	(10,000)
Investment in Mineral Rights	-	-	(42,215)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(52,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on Related Party Note Payable	-	-	(1,718)
Proceeds from Related Party Note payable	15,850	5,400	190,131
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,850	5,400	188,413
NET CHANGE IN CASH	4,225	(1,536)	4,225
CASH AT BEGINNING OF PERIOD	-	1,791	-
CASH AT END OF PERIOD	$4,225	$255	$4,225
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Non-Cash investing and financing activities:
Common stock issued for Related Party Debt Repayment	$-	$-	$10,000
Stock Split 1 to 1	$-	$10,000	$10,000

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

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

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2014, cash includes cash on hand and cash in the bank.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of March 31, 2014, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

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

Intangibles Assets	March 31, 2014	December 31, 2013
Mining Claims Database	$10,000	$10,000
Accumulated Amortization	(1,833)	(1,583)
Net	$8,167	$8,417

Amortization Expense for the three months ended March 31, 2014 and 2013 was $250.

For these assets, amortization expense over the next five years is expected to be $4,750.

Year	USD
2014	$750
2015	1,000
2016	1,000
2017	1,000
2018	1,000
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

The company evaluated impairment on its mining claims assets at December 31, 2013 and determined that no impairment loss should be recorded.

Recently issued accounting pronouncements

The company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

NOTE 3 – MINERAL RIGHTS

Mineral rights at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Graysill Claims	$42,215	$42,215

NOTE 4 – SHAREHOLDER NOTE PAYABLE / RELATED PARTY TRANSACTIONS

Pacific Metals owed $178,413 and $162,563 to its parent company as of March 31, 2014 and December 31, 2013, respectively.  The amount due is represented in a single, demand note to the parent company, which bears no interest. The parent company advances funds on an as needed basis to the company.  These loans are convertible into shares of the company’s common stock at $0.05 per share. We expect further advances in 2014 to be on the same terms.

NOTE 5 – INCOME TAXES

The parent company, Pacific Gold, files its corporate income tax returns on a consolidated basis.  Pacific Gold uses the asset/liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2014 and 2013, Pacific Gold incurred net losses and, therefore, has no tax liability. Pacific Gold has a full valuation allowance for its deferred tax assets and its provision for income tax benefit as does Pacific Metals.

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

NOTE 7 – GOING CONCERN

The company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2014, the company had an accumulated deficit of $160,906, negative working capital of $191,288, and negative cash flows from operations since inception of $131,973, raising substantial doubt about its ability to continue as a going concern.  During the three months ended March 31, 2014, the company financed its operations through issuance of debt to the parent company.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the company has analyzed its operations subsequent to March 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Business Description

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

Pacific Metals does not have the financial resources and does not have any commitments for funding from unrelated parties or any other agreements that will provide working capital. We cannot give any assurance that Pacific Metals will locate any funding or enter into any agreements that will provide the required operating capital. Pacific Metals has been dependent on its parent company Pacific Gold Corp. to provide it with working capital since inception. In 2014, Pacific Gold Corp. advanced funds such that Pacific Metals could begin to implement its business plan by engaging a geologist consulting firm.

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

To date the company has spent approximately $65,000 on the project claims.

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

Employees

On April 29, 2013, Rob Landau was added to the board of directors and the board appointed him as President and CEO in place of Mitchell Geisler. Mr. Landau is employed without a written employment agreement.  Currently, Mr. Landau does not draw a salary, and the company only reimburses them for expenses.

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

Executive Offices

Our principal executive offices are located at 848 North Rainbow Blvd #2987, Las Vegas, Nevada 89107. Our telephone number is (416) 214-1483.

Overall Operating Results:

The company has had no revenues since inception (June 28, 2006) through March 31, 2014.

Operating expenses over that same time frame totaled $150,906. These expenses include various general and administrative costs of $23,552, professional fees of $52,210, geologist fees of $65,425, and travel expenses of $9,719.

Liquidity and Capital Resources:

We do not currently have any working capital with which we can fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We have total assets of $54,607 and total liabilities of $195,513 as of March 31, 2014. Total stockholders’ deficit at March 31, 2014 was $140,906.

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

We have received loans totaling $178,413 from our parent company, Pacific Gold Corp. These loans are due on demand. We anticipate that Pacific Gold Corp. will advance us further funds throughout 2014 in order to complete the third phase of our exploration plan. These funds have been loaned interest free, and are convertible into shares of the company at $0.05 per share. We expect further advances in 2014 to be on the same terms.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISKS

N/A

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically re-evaluate this situation and report to the registered public accounting firm to the company about this condition.   Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the company’s system of internal control over financial reporting was effective as of March 31, 2014.

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

Dated May 12, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	May 12, 2014
Robert Landau