Form 10-Q
period 2014-06-30
Pacific Metals Corp.
filed 2014-08-14
CIK 1545312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

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

As of July 23, 2014, the company had outstanding 20,100,000 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Metals Corp.

(An Exploration Stage Company)

Balance Sheets (Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$110	$-
Prepaid Expenses	-	500
Total Current Assets	110	500
Mineral Rights
Total Mineral Rights	42,215	42,215
Intangibles
Total Intangible Assets, net	10,385	8,417
TOTAL ASSETS	$52,710	$51,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$6,735	$6,821
Related Party Notes Payable	193,412	162,563
Total Current Liabilities	200,147	169,384
Long Term Liabilities
Total Long Term Liabilities	-	-
Total Liabilities	200,147	169,384
Stockholders' Deficit
Common stock - $0.001 par value; 200,000,000 shares authorized, 20,100,000 and 20,000,000 issued and outstanding at June 30, 2014 and December 31, 2013	20,100	20,000
Preferred Stock - $0.001 par value; 10,000,000shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Additional Paid In Capital	2,400	-
Deficit accumulated during the exploration stage	(169,937)	(138,252)
Total Stockholders' Deficit	(147,437)	(118,252)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,710	$51,132

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

Statements of Operations (Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Jun 28, 2006 (Date of Inception) to June 30, 2014
Revenue	$-	$-	$-	$-	$-
Operating Expenses
Amortization Expense	281	250	531	500	2,115
Automobile Expense	-	-	-	-	188
Bank Service Charges	1,890	157	1,894	277	6,073
Business License & Fees	-	-	-	-	40
Dues and Subscriptions	-	-	-	-	781
Geologist Fees	1,650	-	21,650		67,075
Interest Expense	-	-	-	-	109
Job Materials	-	-	-	-	330
Licenses and Permits	475	100	475	710	6,370
Materials and Supplies	-	-	-	-	204
Mineral Rights Expense	-	-	-	-	9,595
Office Supplies	25	-	25	-	419
Professional Fees	4,710	3,627	7,110	10,447	56,920
Travel	-	1,600	-	2,350	9,719
Total Operating Expenses	$9,031	$5,734	$31,685	$14,284	$159,938
Net Ordinary Loss	(9,031)	(5,734)	(31,685)	(14,284)	(159,938)
Net Loss	(9,031)	(5,734)	(31,685)	(14,284)	(159,938)

Loss Per Share	$0.000	$0.000	$(0.002)	$(0.001)

Weighted Average Number of Shares	20,046,153	20,000,000	20,023,204	20,000,000

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

Statements of Cash Flows (Unaudited)

			June 28, 2006
	Six Months Ended	Six Months Ended	(date of inception) to
	June 30, 2014	June 30, 2013	June 30, 2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(31,685)	$(14,284)	$(159,961)
Adjustments to Reconcile net Loss to Net Cash Used in Operating Activities:
Amortization Expense	531	500	2,138
Changes in operating assets and liabilities:
Prepaid Expenses	500	-	-
Other Assets	-	-	-
Accounts Payable	(86)	(1,139)	6,735
NET CASH USED IN OPERATING ACTIVITIES	(30,740)	(14,923)	(151,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Intangible Assets	-	-	(8,100)
Investment in Mineral Rights	-	-	(42,215)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(50,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on Related Party Note Payable	-	-	(1,718)
Proceeds from Related Party Note payable	30,850	13,200	203,230
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,850	13,200	201,512
NET CHANGE IN CASH	110	(1,723)	109
CASH AT BEGINNING OF PERIOD	-	1,791	-
CASH AT END OF PERIOD	$110	$68	$109
Cash Paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash financing and investing activities:
Common Stock issued for Related Party Debt Repayment	$-	$-	$10,000
Stock Split 1 to 1	$-	$10,000	$10,000
Common Stock Issued for Intangible Assets Purchase	$2,500	$-	$2,500

See accompanying notes to the financial statements

Pacific Metals Corp.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2014, cash includes cash on hand and cash in the bank.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of June 30, 2014, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

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

Intangible Assets

The company follows the provisions of ASC 350-30, Intangibles Other Than Goodwill, and ASC 805-50-30-30-1 Acquisition of Assets Rather than a business. Intangible assets acquisitions in which the consideration given is cash are measured by the amount of cash paid. If the consideration given is not in the form of cash, measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus more reliably measureable.

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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

NOTE 3 – MINERAL RIGHTS

Mineral rights at June 30, 2014 and December 31, 2013 consisted of the following:

Intangibles Assets	June 30, 2014	December 31, 2013
Graysill Claims	$42,215	$42,215

NOTE 4 – INTANGIBLE ASSETS

Pacific Metals has acquired a mining claims database which will be amortized over its estimated useful life of ten years using the straight-line method.

On May 20, 2014, Pacific Metals has acquired numerous maps, old drill log results and other data from a mining data base containing information produced by past Graysill area claim owners. In exchange for the data 100,000 shares of common stock were issued. The acquired data was recognized as an intangible asset and measured at the market value of the common stock on date of issuance of $0.025; as such the cost base of the assets was $2,500.

Intangibles Assets	June 30, 2014	December 31, 2013
Mining Claims Database	$12,500	$10,000
Accumulated Amortization	(2,115)	(1,583)
Net	$10,385	$8,417

Amortization Expense for the three months ended June 30, 2014 and 2013 was $281, and $250, respectively.

Amortization expense for the six months ended June 30, 2014 and 2013 was $531, and $500, respectively.

For these assets, amortization expense over the estimated useful life is expected to be $10,385.

Year	USD
2014	$625
2015	1,250
2016	1,250
2017	1,250
2018	1,250
Thereafter	4,760
$10,385

NOTE 5 – SHAREHOLDER NOTE PAYABLE / RELATED PARTY TRANSACTIONS

Pacific Metals owed $193,412 and $162,563 to its parent company as of June 30, 2014 and December 31, 2013, respectively.  The amount due is represented in a single, demand note to the parent company, which bears no interest. The parent company advances funds on an as needed basis to the company.  These loans are convertible into shares of the company’s common stock at $0.05 per share. We expect further advances in 2014 to be on the same terms.

NOTE 6 – INCOME TAXES

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

NOTE 7 – COMMON STOCK

On May 20, 2014, 100,000 common shares were issued in exchange for acquisition of data regarding mining claims held by the company (see Note 4).

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

NOTE 8 – GOING CONCERN

The company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2014, the company had an accumulated deficit of $169,937, negative working capital of $200,037, and negative cash flows from operations since inception of $151,088, raising substantial doubt about its ability to continue as a going concern.  During the three and six months ended June 30, 2014, the company financed its operations through issuance of debt to the parent company.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the company has analyzed its operations subsequent to June 30, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Phase one was completed in May 2012, Phase 2 was completed in September 2013, phase 3 was completed in July 2014. The company will begin in the near future preparations for phase 4 of its initial development plan including a potential drilling program and further exploration activities to advance the Graysill project. The next goal of the Company will be to determine and initial resource estimate for the project.

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

Executive Offices

Our principal executive offices are located at 848 North Rainbow Blvd #2987, Las Vegas, Nevada 89107. Our telephone number is (416) 214-1483.

Overall Operating Results:

The company has had no revenues since inception (June 28, 2006) through June 30, 2014.

Operating expenses over that same time frame totaled $159,938. These expenses include various general and administrative costs of $26,224, professional fees of $56,920, geologist fees of $67,075, and travel expenses of $9,719.

Liquidity and Capital Resources:

We do not currently have any working capital with which we can fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We have total assets of $52,710 and total liabilities of $200,147 as of June 30, 2014. Total stockholders’ deficit at June 30, 2014 was $147,437.

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

We have received loans totaling $193,412 from our parent company, Pacific Gold Corp. These loans are due on demand. We anticipate that Pacific Gold Corp. will advance us further funds throughout 2014 in order to complete the third phase of our exploration plan. These funds have been loaned interest free, and are convertible into shares of the company at $0.05 per share. We expect further advances in 2014 to be on the same terms.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISKS

N/A

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically re-evaluate this situation and report to the registered public accounting firm to the company about this condition.   Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the company’s system of internal control over financial reporting was effective as of June 30, 2014.

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

No Legal Proceedings

ITEM 1A. RISK FACTORS

N/A

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company issued 100,000 shares of common stock at a per share price of $0.025 in exchange for assets purchase.

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

Dated August 14, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	August 14, 2014
Robert Landau