Form 10-Q
period 2014-09-30
Pacific Metals Corp.
filed 2014-11-14
CIK 1545312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

As of November 3, 2014, the company had outstanding 20,100,000 shares of its common stock, par value $0.001.

PART I

ITEM 1. FINANCIAL STATEMENTS

Pacific Metals Corp.

Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$115	$-
Prepaid Expenses	-	500
Total Current Assets	115	500
Mineral Rights
Total Mineral Rights	48,415	42,215
Intangibles
Total Intangible Assets, net	10,073	8,417
TOTAL ASSETS	$58,603	$51,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$8,934	$6,821
Related Party Notes Payable	201,581	162,563
Total Current Liabilities	210,515	169,384
Long Term Liabilities
Total Long Term Liabilities	-	-
Total Liabilities	210,515	169,384
Stockholders' Deficit
Common stock - $0.001 par value; 200,000,000 shares authorized, 20,100,000 and 20,000,000 issued and outstanding at September 30, 2014 and December 31, 2013	20,100	20,000
Preferred Stock - $0.001 par value; 10,000,000shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Additional Paid In Capital	2,400	-
Accumulated deficit	(174,412)	(138,252)
Total Stockholders' Deficit	(151,912)	(118,252)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$58,603	$51,132

See accompanying notes to the financial statements

Pacific Metals Corp.

Statements of Operations (Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30 2014	Nine Months Ended September 30, 2013
Revenue	$-	$-	$-	$-
Operating Expenses
Amortization Expense	313	250	844	750
Bank Service Charges	804	135	2,698	412
Dues and Subscriptions	189	60	189	60
Geologist Fees	-	20,000	21,650	20,000
Licenses and Permits	-	-	475	710
Postage	-	-	25	-
Professional Fees	3,170	,550	10,280	11,997
Travel	-	1,600	-	3,950
Total Operating Expenses	$4,476	$23,595	$36,161	$37,879
Net Loss	(4,476)	(23,595)	(36,161)	(37,879)
	(4,476)	(23,595)	(36,161)	(37,879)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding: Basic and Diluted	20,100,000	20,000,000	20,048,897	20,000,000

See accompanying notes to the financial statements

Pacific Metals Corp.

Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(36,161)	$(37,879)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Amortization Expense	844	750
Changes in operating assets and liabilities:
Prepaid Expenses	500	-
Accounts Payable	2,113	(2,934)
NET CASH USED IN OPERATING ACTIVITIES	(32,704)	(40,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mineral Rights	(6,200)	(3,360)
NET CASH USED IN INVESTING ACTIVITIES	(6,200)	(3,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party Note payable	39,019	43,300
NET CASH PROVIDED BY FINANCING ACTIVITIES	39,019	43,300
NET CHANGE IN CASH	115	(123)
CASH AT BEGINNING OF PERIOD	-	1,791
CASH AT END OF PERIOD	$115	$1,668
Cash Paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash financing and investing activities:
Common Stock Issued for Intangible Assets Purchase	$2,500	$-

See accompanying notes to the financial statements

Pacific Metals Corp.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2014

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

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2014, cash includes cash on hand and cash in the bank.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of September 30, 2014, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

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

Recently issued accounting pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

NOTE 3 – MINERAL RIGHTS

Mineral rights at September 30, 2014 and December 31, 2013 consisted of the following:

Intangibles Assets	September 30, 2014	December 31, 2013
Graysill Claims	$48,415	$42,215

NOTE 4 – INTANGIBLE ASSETS

Pacific Metals acquired a mining claims database which will be amortized over its estimated useful life of ten years using the straight-line method.

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

Intangibles Assets	September 30, 2014	December 31, 2013
Mining Claims Database	$12,500	$10,000
Accumulated Amortization	(2,427)	(1,583)
Net	$10,073	$8,417

Amortization Expense for the three months ended September 30, 2014 and 2013 was $313, and $250, respectively.

Amortization expense for the nine months ended September 30, 2014 and 2013 was $844, and $750, respectively.

For these assets, amortization expense over the estimated useful life is expected to be $10,073.

Year	USD
2014	$313
2015	1,250
2016	1,250
2017	1,250
2018	1,250
Thereafter	4,760
$10,073

NOTE 5 – SHAREHOLDER NOTE PAYABLE / RELATED PARTY TRANSACTIONS

Pacific Metals owed $201,581 and $162,563 to its parent company as of September 30, 2014 and December 31, 2013, respectively.  The amount due is represented in a single, demand note to the parent company, which bears no interest. The parent company advances funds on an as needed basis to the company.  These loans are convertible into shares of the company’s common stock at $0.05 per share. We expect further advances in 2014 to be on the same terms.

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

NOTE 8 – GOING CONCERN

The company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2014, the company had an accumulated deficit of $174,412 and negative working capital of $210,400, raising substantial doubt about its ability to continue as a going concern.  During the three and nine months ended September 30, 2014, the company financed its operations through issuance of debt to the parent company.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the company has analyzed its operations subsequent to September 30, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Executive Offices

Our principal executive offices are located at 848 North Rainbow Blvd #2987, Las Vegas, Nevada 89107. Our telephone number is (416) 214-1483.

Overall Operating Results:

For the three months ended September 30, 2014, and September 30, 2013, respectively, the company has had no revenues.

Operating expenses for the three months ended September 30, 2014 totaled $4,476. These expenses include various general and administrative costs of $993, professional fees of $3,170, and amortization expense of $313.

Operating expenses for the three months ended September 30, 2013 totaled $23,595. These expenses include various general and administrative costs of $195, professional fees of $1,550, amortization expense of $250, travel expense of $1,600, and geologist expense of $20,000.

For the nine months ended September 30, 2014, and September 30, 2013, respectively, the company has had no revenues.

Operating expenses for the nine months ended September 30, 2014 totaled $36,161. These expenses include various general and administrative costs of $3,387, professional fees of $10,280, amortization expense of $844, and geologist expense of $21,650.

Operating expenses for the nine months ended September 30, 2013 totaled $37,879. These expenses include various general and administrative costs of $1,182, professional fees of $11,997, amortization expense of $750, travel expense of $3,950 and geologist expense of $20,000.

Liquidity and Capital Resources:

We do not currently have any working capital with which we can fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We have total assets of $58,603 and total liabilities of $210,515 as of September 30, 2014. Total stockholders’ deficit at September 30, 2014 was $151,912.

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

We have received loans totaling $201,581 from our parent company, Pacific Gold Corp. These loans are due on demand. We anticipate that Pacific Gold Corp. will advance us further funds throughout 2014 in order to complete the third phase of our exploration plan. These funds have been loaned interest free, and are convertible into shares of the company at $0.05 per share. We expect further advances in 2014 to be on the same terms.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISKS

N/A

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically re-evaluate this situation and report to the registered public accounting firm to the company about this condition.   Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the company’s system of internal control over financial reporting was effective as of September 30, 2014.

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

Dated November 14, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert Landau	Chief Executive Officer, Chief Financial Officer and Director	November 14, 2014
Robert Landau