Form 10-K
period 2014-12-31
GMCI Corp.
filed 2015-12-11
CIK 1545312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-54629

GMCI CORP.
(Name of registrant in its charter)

Nevada	43- 2110431
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1255 W. Rio Salado Parkway
Suite 215
Tempe, AZ 85282
(Address of principal executive offices)

(480) 830-2700
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF
THE EXCHANGE ACT:
 None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF
THE EXCHANGE ACT:
Common Stock, Par Value $.001; 4,000,000,000 shares authorized.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☑.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes☐ No☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑.

As of June 30, 2014, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the OTC Bulletin Board) was approximately $82,407, (137,345 shares at $0.60 per share).

At October 31, 2015, there were 720,802,346 shares of the registrant's common stock issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

GMCI Corp. (“GMCI,” or the “company”) was incorporated in Nevada on June 28, 2006. On March 17, 2015, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly-owned subsidiary, GMCI Corp., pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to "GMCI Corp."

On December 12, 2014, a change in control of the Company occurred by virtue of the company's largest shareholder, Pacific Gold Corp., selling 15,110,823 shares of the Company's common stock to Legacy Fiduciary Services Limited. Such shares represented 75.2% of the Company's total issued and outstanding shares of common stock at the time of the transaction. As part of the sale of the shares, Legacy Fiduciary Services Limited arranged to appoint Mr. Lok Khing Ming as the sole officer and director of the Company at the time.

On January 2, 2015, the Company filed a Certificate of Amendment with the State of Nevada to (a) increase the number of authorized shares of Common Stock from 200 million to 4 billion; and (b) decrease all of the Company's then issued and outstanding shares of Common Stock at a ratio of one (1) share for every 25 existing shares, with all fractional shares to be purchased by the Company at the price of $0.02 per share (the "Reverse Split"). These actions were taken by the Company's Board of Directors after receiving the written consent of shareholders holding 82.7% of the Company's voting shares.

On March 26, 2015, the Company, entered into a Share Exchange Agreement (the "Share Exchange Agreement") with all of the shareholders of SBS Mining Corp. Malaysia Sd. Bhd., ("SBS") a Malaysian corporation whose primary business is mining and exploration of properties located in Malaysia.  Pursuant to the Share Exchange Agreement, the Company acquired 600,000 shares of capital stock of SBS from the SBS Shareholders and in exchange issued 500,000,000 restricted shares of its common stock to the SBS Shareholders.

The 600,000 shares of SBS constituted all of the issued and outstanding shares of SBS and were held by a total of three (3) shareholders, including the Company's sole director and Chief Executive Officer, Mr. Lok Khing Ming. Mr. Lok Khing Ming owned ten percent (10%) of SBS, or 60,000 shares. The remaining shares were owned by Mr. Liew Chin Loong (90,000 shares; 15%), who resides in Malaysia and LYF & Son Realty Sdn. Bhd., a Malaysian corporation (450,000 shares; 75%). Pursuant to the Share Exchange Agreement, Mr. Lok received 50 million shares of the Company's common stock; Mr. Liew received 75 million shares; and LYF & Son Realty Sd. Bhd. received 375 million shares. As a result of the Share Exchange Agreement, SBS became a wholly owned subsidiary of the Company and the Company now carries on the business of SBS as its primary business. The closing of the Share Exchange (the "Closing") occurred on April 23, 2015.

SBS Mining Corp. Malaysia Sdn. Bhd. is a producer of metal ore and is focused on producing iron ore, bauxite and tin ore. Currently SBS is principally engaged in the prospecting of minerals and to carry out the mining of minerals upon successful exploration.  The Company is not in actual development or production of any mineral deposits.

In order to assist the Company’s entry into the principal business of SBS, the Company has added to two (2) officers of the Company and a member of the Board of Directors.

Mr. Lok Khing Ming was previously the managing director of SBS Mining Corporation Malaysia Sdn. Bhd., a company engaged in mining and trading iron ore. Mr. Lok's responsibilities include leading the exploration for mining opportunities in and around Malaysia, developing business strategies and implementing the Company's marketing plan. From 2007-2010, Mr. Lok was General Manager of Asia East Coast Mining Sdn. Bhd., a company engaged in gold mining.

In November 1991 Mr. Lok earned a Diploma in Electronic Engineering from the Federal Institute of Technology, Malaysia.

Mr. Lok is the Chief Executive Officer of the Company and is also the sole member of the Company’s Board of Directors.

CURRENT INVESTMENTS

SBS holds licenses to the following two (2) properties on which it is prospecting for iron ore mining:

NO	Mining Land	Mining Area (Hectares)
1	Sungai Bekil, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50
2	Sungai Semeriang, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50

The total mining area measures approximately 100 hectares (247 Acres).

Due to the continued bearish trend for iron ore prices, SBS believes that iron ore price will eventually fall to $30. Therefore SBS Mining is now moving into bauxite mining and trading in the surrounding area. China imported 14 times more bauxite from Malaysia in November 2014 than in March 2014, after an export ban in Indonesia stopped supplies of the ore to the world's biggest consumer of industrial metals.

Bauxite mines are springing up in Malaysia and shipping an ever-increasing amount of the raw material used for the production of aluminum to China, helping fill a gap since Indonesia banned ore exports in January 2015 in a bid to encourage value-added processing at home.

China will need around 130 million tonnes of bauxite next year to feed its fast-growing aluminum industry and must import about 36.8 million of that, according to consultancy CRU. "Definitely bauxite imports from Malaysia will increase significantly next year," said Wan Ling, an analyst with CRU in Beijing, forecasting the country's shipments to China could reach 10 million tonnes. During the first nine (9) months of 2014, Malaysia supplied just 1.27 million tonnes to China and that was 12 times more than the 105,000 tonnes shipped in the same period of 2013.

COMPETITION

Currently, we do not have any direct competition with respect to the specific properties we hold licenses to.  If we develop production capacity with respect to bauxite, we would compete with other suppliers of these materials. Because bauxite is sourced world-wide, our competition would include companies operating in diverse locations such as Australia, the People’s Republic of China, Brazil, and India, among others.  The companies that commonly are producing materials of this nature are large capitalization companies, with established mining clams and operations.  Their deposits are often refined and sold through related parties or to and through companies with which they have long standing relationships.

In terms of developing our business plan and conducting exploration and later deposit development, we also expect to compete for qualified geological and environmental experts to assist us in our exploration of mining prospects, as well as any other consultants, employees and equipment that we may require in order to conduct our operations.

Currently, there is significant competition for financial capital to be deployed in mining and material extraction.  Therefore, it is difficult for smaller companies such as us to attract investment for its exploration activities.  We cannot give any assurances that we will be able to compete for capital funds, and without adequate financial resources management cannot assure that the Company will be able to compete in exploration activities and ultimately in material deposit development, production and sales.

REGULATION

The exploration and development of a mining prospect in Malaysia is subject to regulation by a number of governmental authorities. The regulations address many environmental issues relating to air, soil and water contamination and apply to many mining related activities including exploration, mine construction, mineral and ore extraction, ore milling, water use, waste disposal and use of toxic substances. In addition, we are subject to regulations relating to labor standards, occupational health and safety, mine safety, general land use, export of minerals and taxation. Many of the regulations require permits or licenses to be obtained and the filing of certain notices, the absence of which or inability to obtain will adversely affect the ability for us to conduct our exploration, development and operation activities. The failure to comply with the regulations and terms of permits and licenses may result in fines or other penalties or in revocation of a permit or license or loss of a prospect.

EMPLOYEES

Effective December 12, 2014, Mr. Lok Khing Ming was added as the Chief Executive Officer, President, Treasurer and sole director of the Company.

Currently, Mr. Lok does not draw a salary.  Notwithstanding the current arrangement, the Company may pay Mr. Lok a salary or other compensation on a bonus basis in the future, in amounts determined in the discretion of the Company or as negotiated, which compensation may take the form of cash, stock issuances, employee options and promissory notes.

We do not have any other employees at this time. In the future, when we need other persons for aspects of the exploratory work and other functions, we will hire persons under service agreements as consultants, part-time and full time employees as necessary. We do not have any arrangements for the hiring of any persons at this time.

Executive Offices

Our principal executive offices are located at 1255 W. Rio Salado Parkway, Suite 215, Tempe, AZ 85281.  Our telephone number is (480) 830-2700.

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

Our auditors have included an explanatory paragraph in their opinion that accompanies our audited financial statements as of and for the year ended December 31, 2014, indicating that our accumulated deficit of $177,174 and negative working capital of $213,665 raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we are not able to face and solve one or more of the challenges that a developing company in the mining industry typically encounters, we will not succeed in implementing our business plan.

We expect to face many challenges in our business.  These will include, but are not limited to:

•	Engaging and retaining the services of qualified geological, engineering and mining personnel and consultants;

•	Establishing and maintaining budgets;

•	Implementing appropriate financial controls;

•	Acquiring relevant mineral and ore deposit data efficiently;

•	Staking and evaluating appropriate prospects;

•	Establishing initial exploration plans for mining prospects;

•	Obtaining and verifying studies to determine mineral and ore deposit levels on our prospects;

•	Ensuring the necessary exploratory and operational permits are filed on a timely basis, and the necessary permits are maintained and approved by the federal and state authorities; and

•	Adhering to regulatory requirements.

The failure to address one or more of these above factors may impair our ability to carry out our business plan.  In that event, an investment in the company would be substantially impaired.

We will be dependent on locating and hiring, at economical rates, independent consultants and occasional workers for the implementation of our business plan.

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

Mineral and ore extraction has many risks associated with it, which risks may make our business more costly or more difficult to pursue.  We may have to curtail our operations if we are not able to surmount any issues that we encounter.

Mineral and ore exploration has significant risks.  Some of the exploratory risks include the following:

•	It is dependent on locating commercially viable mineral or ore deposits in our prospects and skillful management of prospects once found or located; and

•	Mineral and ore deposits may vary substantially in a prospect, rendering what was initially believed a profitable deposit of little or no value.

Mineral and ore exploration and ultimate exploitation may be affected by unforeseen changes including:

•	Changes in the value of minerals and ore;

•	Changes in regulations, including mining and environmental regulations;

•	Environmental concerns about mining in an area or in general, particularly in relation to minerals and ores in the rare earth category;

•	Technical issues relating to extraction, such as rock falls, subsidence, flooding and weather conditions; and

•	Labor issues.

Any of these individually or together could delay or halt implementation of the business plan or raise costs to levels that may make it unprofitable or impractical to pursue our business objectives.

Our business future is dependent on finding prospects with sufficient mineral and ore grade and consistency without which it may not be practical to pursue the business plan, and investors will lose their investment.

Our business model depends on locating prospects with commercially sufficient amounts of iron ore, bauxite, and tin ore.  Until actual extraction and processing is undertaken, we will not know if our prospects have commercially viable mineral or ore deposits that can be profitably marketed. Even if initial reports about a particular prospect are positive, subsequent activities may determine that the prospect is not commercially viable. Thus, at any stage in the exploration and development process, we may determine there is no business reason to continue, and at that time, our financial resources may not enable us to continue exploratory operations and will cause us to terminate our current business plan.  If we do substantially curtail or terminate our business, investors will lose their entire investment.

The properties that the Company holds licenses to may not have any of the mineral or ore deposits sought by the Company or if there are such mineral or ore deposits, they may not be commercially viable, therefore causing a total loss of investment in the Company.

The probability of the properties that the Company holds licenses to having mineral or ore deposits of iron ore, bauxite or tin ore that are commercially viable is remote.  The fact that mining is a capital intensive and operationally an expensive business, and natural resources are subject to market volatility, makes commercial viability difficult to assess and obtain.  Therefore, the exploration activities may result in a final decision that there is no commercial point in pursing the mining properties.  In that event, investors will lose their investment in the Company with no prospect of realizing on their investment.

Regulatory compliance is complex and the failure to meet all the various requirements could result in loss of a prospect, fines or other limitations on the proposed business.

We will be subject to regulation by numerous governmental authorities in Malaysia.  The failure or delay in making required filings and obtaining regulatory approvals or licenses will adversely affect our ability to explore for viable mineral or ore deposits and carry out subsequent aspects of our business plan.  The failure to obtain and comply with any regulations or licenses may result in fines or other penalties, and even the loss of our rights over a prospect.  We expect compliance with these regulations to be a substantial expense in terms of time and cost.  Therefore, compliance with or the failure to comply with applicable regulation will affect our ability to succeed in our business plan and ultimately to generate revenues and profits.

Our business plan is premised on the price of minerals and ores in the global markets.

Our business plan depends on the price of minerals and ores in the global markets.  The viability of any commercialization of minerals and ores will depend on the cost of recovery versus the market price of the mineral or ore and whether or not it has uses in the markets.  An increase in market use and price will encourage industry interest in mine development of smaller operations such as our prospects and improve the likelihood of our overall success.  The viability of our business plan is also dependent on the price of minerals and ores remaining at least at current prices.  If prices fall substantially from the current levels, then our costs will be such that there will be insufficient profit margins and incentives to pursue our business plan.  In that event, the Company will have to curtail its business plan and investors will lose their investment.

The Company faces competition from established mining operations and competition may develop among the junior mining companies, which will be better able to locate, stake and explore new mineral and ore sources more cost effectively and quicker than us.

There are many established mining companies that command greater resources than those available to the Company.  These established companies have adequate financing, established claims, operations that are working and established means of extracting, processing and distribution. Additionally, there are numerous junior mining, exploration and production companies in existence that may be compete with us if the prices iron ore, bauxite or tin ore increase.  These smaller companies may be more established and have resources unavailable to the Company, which will provide them advantage in their exploration, development and extraction activities.  These companies likely would be able to reach production stages sooner than the Company and obtain market share before us.  If our competition is such that we cannot compete and generate a sufficient return on our investment and operations, we may be forced to curtail our operations, resulting in a loss to investors.

We will compete with other mining enterprises for appropriate consultants and employees.

We will compete in the hiring of appropriate geological, engineering, permitting, environmental and other operational experts to assist with the location, exploration and development of prospects and implementation of our business plan.  We believe we will have to offer or pay appropriate cash compensation and options to induce persons to be associated with an early-stage exploration company.  If we are unable to make appropriate compensation packages available to induce persons to be associated with the Company because of its limited resources, we will not be able to hire the persons we need to carry out our business plan.  In that event, investors will have their investment impaired or it may be entirely lost.

The Company will require additional capital to fund expanded operations, without which we will have to curtail our plans and investors, may lose the potential of their investment.

To commence our business plan, we will need additional capital.  We believe we will need substantial amounts of equity investment in the early stages of our business plan. If we encounter unexpected expenses, the initial amounts of working capital will have to be increased, therefore, we may need additional capital sooner than expected during the exploratory stages of the business plan.  The mining business, in all of its aspects, requires significant capital. Without additional capital the Company will have to curtail or substantially modify its overall business plan or abandon elements of it.

As of December 31, 2014 the Company had approximately $221,440 in debt, which if it cannot repay when due, will permit the holders to seek renegotiation or bankruptcy alternatives, the result of which could terminate implementation of the business plan.

The Company has $221,440 of debt related to convertible notes, related party notes and accounts payable.  From time to time, the Company may also have trade debt and equipment financing outstanding.  If the Company is unable to repay any of its obligations when due, the creditors could put the company into bankruptcy or force renegotiation of the terms of outstanding debt on terms that may be substantially less favorable.  In either event, the ability of the Company to pursue its business plan will be impaired and the equity of the company will become worthless.  To settle existing debt and any other debt outstanding from time to time, the Company may seek agreement with the holders to exchange the debt or obligation for shares of capital stock.  In that case, there may be dilution experienced by investors in the Company.  The management cannot predict whether it will be able to use any capital stock in this manner or the amount of capital stock that may have to be issued.

The Company does not have any identified sources of additional capital, the absence of which may prevent it from continuing its operations.

The Company does not have any arrangements with any investment banking firms or institutional lenders.  Because we will need additional capital in the future, we will have to expend significant effort to raise operating funds.  These efforts may not be successful, and they may be disruptive to our executives other responsibilities and our operations.  In the absence of necessary capital, we will have to limit or curtail operations.

A majority stockholder has the ability to control our business direction.

Because our majority stockholder owns approximately 52% of the issued and outstanding shares of common stock, it is in a position to control the election of our board of directors and the selection of officers, management and consultants.  Therefore, investors will be entirely dependent on its judgment in implementing the business plan of the Company.

There is not an active trading market for our common stock, and if a market for our common stock does not develop, our investors may be unable to sell their shares.

Our common stock is currently quoted on the OTC Pink trading system. The OTC Pink trading system is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The securities that trade on the OTC Pink trading system tend to be highly illiquid, and there is a greater chance of market volatility for securities that trade on the OTC Pink.  In addition, the value of our common stock could be affected by many factors such as the following, some of which we may not be able to control or influence:

•	Actual or anticipated variations in our operating results;

•	Changes in the market valuations of other companies operating in our industry;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Sales of our common stock or other securities in the open market; and

•	Conditions or trends in the market in which we operate.

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

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business

Because our principal assets will be located in Malaysia, outside of the United States, and some of our officers and directors, reside outside of the United States, it may be difficult for an investor to enforce any right based on U.S. federal securities laws against us and/or our officers and directors, or to enforce a judgment rendered by a United States court against us or our officers or directors.

Our principal operations and assets will be located in Malaysia, outside of the United States, and some of our officers and directors are non-residents of the United States. Therefore, it may be difficult to effect service of process on all our officers or directors in the United States, and it may be difficult to enforce any judgment rendered against our officers or directors. As a result, it may be difficult or impossible for an investor to bring an action against all our officers or directors, in the event that an investor believes that such investor's rights have been infringed under the U.S. securities laws, or otherwise. Even if an investor is successful in bringing an action of this kind, the laws of Malaysia, or any other country, may render that investor unable to enforce a judgment against the assets of our officers or directors. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management, officers or directors, compared to shareholders of a corporation doing business and whose officers and directors reside within the United States.

Additionally, because of our assets are located outside of the United States, they will be outside of the jurisdiction of United States courts to administer, if we become subject of an insolvency or bankruptcy proceeding. As a result, if we declare bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the United States under United States bankruptcy laws. We believe that if the prospective investors are located outside of the United States, that the protection afforded them by the United States bankruptcy code will be unavailable for them, or that it may not be enforceable where the primary assets are located.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

SBS holds licenses to the following two (2) properties on which it is prospecting for iron ore mining:

NO	Mining Land	Mining Area (Hectares)
1	Sungai Bekil, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50
2	Sungai Semeriang, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50

The total mining area measures approximately 100 hectares (247 Acres).

ITEM 3. LEGAL PROCEEDINGS

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is available for trading on the OTC Pink trading platform.  Currently, there is only very occasional, sporadic trading and at such times only minimal volume. The common stock does not exhibit any consistent trading or regular prices to report herein. There can be no assurance given that the common stock will continue to be available for trading in any public market or that there will develop an active public market in the security. Therefore, holders of our common stock may not be able to sell their securities from time to time in the future, if at all.

Holders

As of October 31, 2015, we had 146 shareholders of record of our common stock and believe that there may be additional beneficial holders of our common stock.

Dividends

We have not paid any cash dividends to our shareholders.  The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions.  It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Equity Compensation Plans

The company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future.  Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.  The company does not have any arrangements for such issuances or arrangements at this time.

Recent Sales of unregistered securities

On May 20, 2014, the Company acquired numerous maps, old drill log results and other data from a mining data base. In exchange for the data, 100,000 shares of common stock were issued. The acquired data was recognized as an intangible asset and measured at the market value of the common stock on date of issuance of $0.025; as such the cost base of the assets was $2,500.

On November 20, 2014, the Company entered a Debt Swap agreement with its former parent company Pacific Gold Corp, whereby the company indebtedness to the parent company from $204,932 as of November 20, 2014 to $195,000 in 10% interest rate convertible notes with conversion price at $0.05 per share.

During the period ended December 31, 2014, the Company received funds in the amount of $23,468 from a third party. These amounts are due on demand and bear no interest.

On March 26, 2015, the Company, entered into a Share Exchange Agreement (the "Share Exchange Agreement") with all of the shareholders of SBS Mining Corp. Malaysia Sd. Bhd., ("SBS") a Malaysian corporation whose primary business is mining and exploration of properties located in Malaysia.  Pursuant to the Share Exchange Agreement, the Company acquired 600,000 shares of capital stock of SBS from the SBS Shareholders and in exchange issued 500,000,000 restricted shares of its common stock to the SBS Shareholders.

The 600,000 shares of SBS constituted all of the issued and outstanding shares of SBS and were held by a total of three (3) shareholders, including the Company's sole director and Chief Executive Officer, Mr. Lok Khing Ming. Mr. Ming owned ten percent (10%) of SBS, or 60,000 shares. The remaining shares were owned by Mr. Liew Chin Loong (90,000 shares; 15%), who resides in Malaysia and LYF & Son Realty Sdn. Bhd., a Malaysian corporation (450,000 shares; 75%). Pursuant to the Share Exchange Agreement, Mr. Lok received 50 million shares of the Company's common stock; Mr. Liew received 75 million shares; and LYF & Son Realty Sd. Bhd. received 375 million shares.

Exemption from Registration. The shares of common stock and debt referenced herein were issued in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder, or Regulation S for offers and sales of securities outside the United States.  The Share Exchange Agreement and the issuance of shares in exchange for data are exempt transactions pursuant to Section 4(2) of the Securities Act as they were private transactions by the Company and did not involve any public offering.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the year ended December 31, 2014.

Stock Transfer Agent

Our transfer agent is Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overall Operating Results:

The Company does not have the financial resources and does not have any commitments for funding from unrelated parties or any other agreements that will provide working capital. We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the required operating capital. The Company has been dependent on its former parent company Pacific Gold Corp. and third parties to provide it with working capital since inception.

In 2013, Pacific Gold Corp. advanced funds such that the Company could begin to implement its business plan by engaging a geologist consulting firm.  On November 20, 2014, the Company entered a Debt Swap agreement with its former parent company Pacific Gold Corp, whereby the Company indebtedness to the parent company from $204,932 as of November 20, 2014 to $195,000 in 10% interest rate convertible notes with conversion price at $0.05 per share.

During the period ended December 31, 2014, the Company received funds in the amount of $23,468 from a third party. These amounts are due on demand and bear no interest

Revenue

The company has had no revenues since inception (June 28, 2006) through December 31, 2014.

Amortization Expense

Amortization expense for the year ended December 31, 2014 were $1,156 compared to operating expenses of $1,000 for year ended December 31, 2013.

Geologist Fees

Geologist fees for the years ended December 31, 2014 and December 31, 2013 were $0 and $17,835, respectively.  The reduction in geologist fees resulted from our inability to continue exploration work on our properties.

Due to our recent change in focus to bauxite mining, we expect that in future periods we will need to expend significant amounts on geologist fees.

Licenses and Permits

Licenses and permits expense for the year ended December 31, 2014 was $475 compared to license and permit expense of $710 for year ended December 31, 2013.

Professional Fees

Professional fees for the year ended December 31, 2014 were $41,975 compared to professional fees of $18,237 for year ended December 31, 2013.

General and Administrative

General and administrative expenses for the year ended December 31, 2014 were $3,058 compared to general and administrative expenses of $6,314 for the year ended December 31, 2013.

Liquidity and Capital Resources:

We do not currently have any working capital with which we can fund our future operations. We cannot assure that we will be able to continue our operations without adequate funding. We have total assets of $7,775 and total liabilities of $221,440 as of December 31, 2014. Total stockholders’ deficit at December 31, 2014 was $213,665.

We will need capital for all aspects of our business development. We cannot give any assurance that we will locate any funding or enter into any agreements that will provide the required operating capital.

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

Going Concern

Our auditors have included an explanatory paragraph in their opinion that accompanies our audited financial statements as of and for the year ended December 31, 2014, indicating that our accumulated deficit of $245,281 and negative working capital of $213,665 raise substantial doubt about our ability to continue as a going concern.  We do not have any current prospects for obtaining financing and as part of our business plan we intend to seek operational capital to commence our exploration activities and maintain our operations.  We do not have any prospects for generating revenues within the near or longer-term future because we are in the exploration stage of a mining business.  Therefore, we may not be able to continue with our business plan and have to curtail our operations and any early exploration activities.

To date, we have financed our operations from the issuance of non-interest bearing, demand notes to our prior parent corporation and third parties.  We have not had any external sources of capital for our operations.

Off balance sheet arrangements:

The company has no off-balance sheet arrangements.

New Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position, or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 331-5465
Fax (248) 281-0940
20750 Civic Center Drive, Suite 418
Southfield, MI 48076

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
GMCI Corp. (formerly Pacific Metals Corp.)
Tempe, Arizona

We have audited the accompanying balance sheet of GMCI Corp. (formerly Pacific Metals Corp.) (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GMCI Corp. (formerly Pacific Metals Corp.) as of December 31, 2013 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

December 8, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors and Stockholders
 of GMCI Corp.

We have audited the accompanying balance sheet of GMCI Corp., as of December 31, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GMCI Corp., as of December 31, 2014 and the results of its operations and cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that GMCI Corp. will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has incurred losses from operations, has limited working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP

Edina, Minnesota
December 9, 2015

5201 Eden Avenue
Suite 300
Edina, MN 55436
630.277.2330

GMCI Corp.
(formerly Pacific Metals Corp.)
Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$7,775	$-
Prepaid Expenses	-	500
Total Current Assets	7,775	500
Mineral Rights
Total Mineral Rights	-	42,215
Intangibles
Total Intangible Assets, net	-	8,417
TOTAL ASSETS	$7,775	$51,132

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$2,972	$6,821
Convertible notes	195,000	-
Notes payable, related party	-	162,563
Advances payable, related party	23,468	-
Total Current Liabilities	221,440	169,384

Total Liabilities	221,440	169,384

Stockholders' Deficit
Common stock - $0.001 par value; 4,000,000,000 shares authorized, 802,346 and 800,000 issued and outstanding at December 31, 2014 and December 31, 2013	802	800
Preferred Stock - $0.001 par value; 10,000,000shares authorized, no shares issued and outstanding at December 31, 2014 and December 31, 2013	-	-
Additional Paid In Capital	30,814	19,200
Accumulated deficit	(245,281)	(138,252)
Total Stockholders' Deficit	(213,665)	(118,252)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,775	$51,132

See accompanying notes to the financial statements

GMCI Corp.
(formerly Pacific Metals Corp.)
Statements of Operations

	Year Ended December 31,
	2014	2013
Revenue	$-	$-
Operating Expenses
Amortization Expense	1,156	1,000
Geologist Fees	-	17,835
Licenses and Permits	475	710
Professional Fees	41,975	18,237
General and administrative	3,058	6,314
Total Operating Expenses	$46,664	$44,096

Other Income (Expenses)
Impairment of intangible assets and mineral rights	(58,175)	-
Interest expense	(2,190)	-
	(60,365)	-
Net Loss	(107,029)	(44,096)

Net Loss Per Share: Basic and Diluted	$(0.005)	$(0.00)

Weighted Average Shares Outstanding: Basic and Diluted	20,048,897	800,000

See accompanying notes to the financial statements

GMCI Corp.
(formerly Pacific Metals Corp.)
Statements of Changes in Stockholders' Deficit

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2012	800,000	$800	$19,200	$(94,156)	$(74,156)

Net Loss				(44,096)	(44,096)

Balance at December 31, 2013	800,000	800	19,200	(138,252)	(118,252)

Shares issued in exchange for acquisition of data regarding mining claims	4,000	4	2,496		2,500
Fractional share cancellation due to reverse split	(1,654)	(2)	(814)		(816)
Gain on debt swap			9,932		9,932
Net Loss				(107,029)	(107,029)

Balance at December 31, 2014	802,346	$802	$30,814	$(245,281)	$(213,665)

See accompanying notes to the financial statements

GMCI Corp.
(formerly Pacific Metals Corp.)
Statements of Cash Flows

	Year ended December 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(107,029)	$(44,096)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Impairment of intangible assets and mineral rights	58,175
Amortization Expense	1,156	1,000
Changes in operating assets and liabilities:
Prepaid Expenses	500	-
Accounts Payable	(4,630)	2,438
NET CASH USED IN OPERATING ACTIVITIES	(51,828)	(40,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Mineral Rights	(6,200)	(5,600)
NET CASH USED IN INVESTING ACTIVITIES	(6,200)	(5,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances, related party	23,468	-
Proceeds note payable, related party	42,335	44,468
NET CASH PROVIDED BY FINANCING ACTIVITIES	65,803	44,468
NET CHANGE IN CASH	7,775	(1,791)
CASH AT BEGINNING OF PERIOD	-	1,791
CASH AT END OF PERIOD	$7,775	$-
Cash Paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash financing and investing activities:
Common Stock Issued for Intangible Assets Purchase	$2,500	$-
Gain on debt swap contributed to additional paid in capital	9,932
Related party note payable converted to convertible notes	204,932	-

See accompanying notes to the financial statements

GMCI Corp.
(Formerly Pacific Metals Corp.)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GMCI Corp, formerly Pacific Metals Corp. (“GMCI” or the “Company”) was incorporated in Nevada on June 28, 2006

Basis of Presentation

These financial statements are expressed in U.S dollars. The company’s year-end is December 31. Financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States.

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

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

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2014, cash includes cash on hand and cash in the bank.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of December 31, 2014, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

GMCI Corp.
(formerly Pacific Metals Corp.)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Impairment of Long-Lived Assets.

The company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. GMCI assesses recoverability of the carrying value of the asset by estimating the undiscounted future net cash flows, which depend on estimates of metals to be recovered from proven and probable ore reserves, and also identified resources beyond proven and probable reserves, future production costs and future metals prices over the estimated remaining mine life.  If undiscounted cash flows are less that the carrying value of a property, an impairment loss is recognized based upon the estimated expected future net cash flows from the property discounted at an interest rate commensurate with the risk involved.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For GMCI, asset retirement obligations primarily relate to the abandonment of ore-producing property and facilities.

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

GMCI Corp.
(formerly Pacific Metals Corp.)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Impairment of Long-Lived Assets (cont’d).

Where estimates of future net operating cash flows are not available and where other conditions suggest impairment, we assess if carrying value can be recovered from net cash flows generated by the sale of the asset or other means.

The company evaluated impairment on its mining claim assets at December 31, 2014 and December 31, 2013 and determined that $58,175 impairment loss should be recorded during the year ended December 31, 2014.

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

NOTE 2 – MINERAL RIGHTS

Mineral rights at December 31, 2014 and December 31, 2013 consisted of the following:

Intangibles Assets	December 31, 2014	December 31, 2013
Graysill Claims	$48,415	$42,215
Impairment	(48,415)	-
Total:	--	42,215

At the fiscal year ended December 31, 2014, combined with a proposed change in the geographical location of planned future mineral exploration and production operations, the Company evaluated the carrying value of the Graysill Claims and determined to fully impair the capitalized value totaling $48,415.

NOTE 3 – INTANGIBLE ASSETS

GMCI acquired a mining claims database which will be amortized over its estimated useful life of ten years using the straight-line method.

On May 20, 2014, GMCI has acquired numerous maps, old drill log results and other data from a mining data base containing information produced by past Graysill area claim owners. In exchange for the data 4,000 shares of common stock were issued. The acquired data was recognized as an intangible asset and measured at the market value of the common stock on date of issuance of $0.625; as such the cost base of the assets was $2,500.

GMCI Corp.
(Formerly Pacific Metals Corp.)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

NOTE 3 – INTANGIBLE ASSETS (cont’d)
Intangibles Assets	December 31, 2014	December 31, 2013
Mining Claims Database	$12,500	$10,000
Accumulated Amortization	(2,740)	(1,583)
Net	9,760	8,417
Impairment	(9,760)	-
Balance	$-	8,417

Amortization expense for the year ended December 31, 2014 and 2013 was $1,156, and $1,000, respectively.

At the fiscal year ended December 31, 2014, combined with a proposed change in the geographical location of planned future mineral exploration and production operations, the Company evaluated the carrying value of the aforementioned intangible assets, and determined to fully impair the capitalized value totaling $9,760.

NOTE 4 – SHAREHOLDER NOTE PAYABLE / RELATED PARTY TRANSACTIONS

Pacific Gold Corp.
During the fiscal year the Company’s former parent company, Pacific Gold Corp. advanced a further $42,335 to fund our ongoing operations.  On November 20, 2014, the Company entered a Debt Swap agreement with Pacific Gold Corp, whereby the company indebtedness to the parent company totaling $204,932 as of November 20, 2014 was converted to $195,000 in convertible notes bearing interest at a rate of 10% per annum, with a conversion price of $0.05 per share, due and payable on November 20, 2016.  The convertible note is payable to the brother of our former officer and director.

SBS Resources Inc.
On December 12, 2014 SBS Resources Inc., a company controlled by our current officer and director, Mr. Lok Khing Ming, advanced the Company a total of $23,468 as general working capital.  The advances are non-interest bearing and due on demand.

NOTE 5 – INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated during the period from date of inception through December 31, 2014 of approximately $245,281, will begin to expire in 2026.   The Company applies a statutory income tax rate of 35%.

GMCI Corp.
(formerly Pacific Metals Corp.)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

NOTE 5 – INCOME TAXES (cont’d)

Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $85,840 at December 31, 2014. For the year ended December 31, 2014 and 2013, the valuation allowance increased by approximately $37,460 and $15,400, respectively.

Any available and unexpired losses carried forward may be appropriated as a result of the change of control in the Company.

The Company has no tax positions at December 31, 2014, or December 31, 2013, for which the ultimate deductibility is highly uncertain but for which there is uncertainty about the timing of such deductibility.   The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the years from inception date to December 31, 2014 are subject to examination by the Internal Revenue Service.

NOTE 6 – COMMON STOCK

On January 2, 2015, the Company filed a Certificate of Amendment with the State of Nevada to (a) increase the number of authorized shares of Common Stock from 200 million to 4 billion; and (b) decrease all of the Company's issued and outstanding shares of Common Stock at a ratio of one (1) share for every 25 existing shares, with all fractional shares to be purchased by the Company at the price of $0.02 per share (the "Reverse Split"). All share and per share data in these financial statements and notes have been retroactively restated to reflect the effects of the stock split.
On May 20, 2014, 4,000 common shares were issued in exchange for acquisition of data regarding mining claims held by the company (see Note 3).

The Company had a total of 802,346 shares issued and outstanding at December 31, 2014 (800,000 – December 31, 2013.

NOTE 7 – GOING CONCERN

The company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2014, the company had an accumulated deficit of $245,281 and negative working capital of $213,665, raising substantial doubt about its ability to continue as a going concern.  During the year ended December 31, 2014, the company financed its operations through issuance of debt to the parent company.

NOTE 8 – CHANGE IN CONTROL

On December 12, 2014, a change in control of Pacific Metals Corp. (the "Company") occurred by virtue of the company's largest shareholder, Pacific Gold Corp., selling 15,110,823 shares of the Company's common stock to Legacy Fiduciary Services Limited. Such shares represents 75.2% of the Company's total issued and outstanding shares of common stock. As part of the sale of the shares, Legacy Fiduciary Services Limited arranged with the resigning member of the Company's Board of Directors to appoint Mr. Lok Khing Ming as the sole officer and director of the Company.

GMCI Corp.
(formerly Pacific Metals Corp.)
NOTES TO FINANCIAL STATEMENTS
December 31, 2014

NOTE 8  – CHANGE IN CONTROL (Cont’d)

Effective December 12, 2014, the Company accepted the resignations of Robert Landau as the sole officer of the Company and as a member of the Company's board of directors.  Simultaneously, Mr. Lok Khing Ming was elected as the as the Company's President, Secretary, Treasurer and sole member of the Board.

Effective December 12, 2014, the Company appointed W. Scott Lawler, Esq. as the Company's Secretary.

NOTE 9 – SUBSEQUENT EVENTS

On March 17, 2015, the Company filed Articles of Merger with the Nevada SOS whereby it entered into a statutory merger with its wholly-owned subsidiary, GMCI Corp., pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to "GMCI Corp."

On March 19, 2015, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the aforementioned name change be effected in the market. The Company also requested that its ticker symbol be changed to "GMCI". On April 16, 2015, FINRA granted approval for the name change and the ticker symbol change.

As discussed above in Note 1 to these financial statements, on March 26, 2015, GMCI entered into a Share Exchange Agreement (the "Agreement") with all of the shareholders of SBS Mining Corp. Malaysia Sd. Bhd., ("SBS") a Malaysian corporation whose primary business is mining and exploration of properties located in Malaysia.  Pursuant to the Share Exchange Agreement, the Company acquired 600,000 shares of capital stock of SBS from the SBS Shareholders and in exchange issued 500,000,000 restricted shares of its common stock to the SBS Shareholders.

On April 23, 2015, the Company completed the acquisition of SBS per the terms of the aforementioned Share Exchange Agreement. As a result of the completion of this acquisition, SBS is now the Company's wholly-owned subsidiary.  The aforementioned business combination was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of SBS.  Under reverse acquisition accounting SBS (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the business combination.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that taking into account the abilities of the employees now involved, the control procedures in place and its awareness of the issues presented, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation and report to the registered public accounting firm to the company about this condition. Based on our overall controls, and taking into account the reporting and interaction by our Board of Directors, management determined that the company’s system of internal control over financial reporting was effective as of December 31, 2014.

(d)	Report of Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm.

During the Company’s last fiscal quarter there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) – (b) Identification of Directors and Executive Officers.

The Company: The following individuals are members of the Company’s Board of Directors and executive officers; all of the members of the Board are appointed until their respective successor is elected or until their resignation.

Name	Age	Positions Held	Date of Appointment

Lok Khing Ming	45	Sole Member of the Board of Directors; Chief Executive Officer, President, Treasurer and Secretary	December 12, 2014

(c) Identification of certain significant employees.

The Company currently does not have any significant employees.

(d) Family relationships. None.

(e)  Business experience.

Mr. Lok Khing Ming Member of the Board of Directors, Chief Executive Officer, President and Treasurer

Mr. Lok Khing Ming was previously the managing director of SBS Mining Corporation Malaysia Sdn. Bhd., a company engaged in mining and trading iron ore. Mr. Lok's responsibilities include leading the exploration for mining opportunities in and around Malaysia, developing business strategies and implementing the Company's marketing plan. From 2007-2010, Mr. Lok was General Manager of Asia East Coast Mining Sdn. Bhd., a company engaged in gold mining.

In November 1991 Mr. Lok earned a Diploma in Electronic Engineering from the Federal Institute of Technology, Malaysia.

(f) Involvement in certain legal proceedings.

None of the Company’s executive officers or directors have been involved in any legal proceedings during the past five (5) years.

(g) Promoters and control persons.

LYF & Son Realty SDN. BHD. is the Company’s controlling shareholder and is a Malaysian corporation. LYF & Son has not been a party to any legal proceedings at any time during the past five (5) years.

Section 16(a) Beneficial Ownership Reporting Compliance

Code of Ethics

We do not currently have a Code of Ethics in place for the Company. Our business operations are not complex and are very limited. The Company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

Audit Committee

We do not have an Audit Committee. The Company's board of directors performs some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

ITEM 11.  EXECUTIVE COMPENSATION

The Company has not paid any compensation to any of its officers or directors and does not have any agreements in place or understandings to pay any compensation to its officers and directors

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 31, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class

Common Stock	LYF & Son Realty Sdn. Bhd. 37A 1st Fl. Linstasan Perajuirt 6 Taman Perak 31400 IPOH Perak, Malaysia	375,000,000	52.03%]

Common Stock	Liew Kin Sing 24 Laluan Rokam 12 Pekan Razaki, 31350, IPOH Perak, Malaysia	100,000,000	13.87%

Common Stock	Liew Chin Loong L/491-B, Jin Pengkalan Chepa 15400 Kota Bahru Kelantan, Malaysia	75,000,000	10.41%

Common Stock	Lok Khing Ming No. 20 Jalan Raja Nong 6 Taman Bunga Raya 41000 Klang Selangor DE, Malaysia	155,936,354	21.63%

Common Stock	Officers and Directors as a group		21.63%
(1)
A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 31, 2015. As of October 31, 2015, there were 720,802,346 shares of our common stock issued and outstanding.

The company has not adopted any equity compensation plans and does not anticipate adopting any equity compensation plans in the near future.  Notwithstanding the foregoing, because the company has limited cash resources at this time, it may issue shares or options to or enter into obligations that are convertible into shares of common stock with its employees and consultants as payment for services or as discretionary bonuses.  The company does not have any arrangements for such issuances or arrangements at this time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as described below, the Company has not engaged in any transactions with any of its related persons.

The Company has outstanding a single demand note (the “Note”) held by Pacific Gold Corp., which was the Company’s largest shareholder until December 12, 2014.  On December 12, 2014, a change in control of the Company occurred by virtue of the Company's largest shareholder at that time, Pacific Gold Corp., selling 15,110,823 shares of the Company's common stock and the Note to Legacy Fiduciary Services Limited. Such shares represented 75.2% of the Company's total issued and outstanding shares of common stock at that time.

With respect to the Note, which bears no interest, the largest aggregate amount of principal outstanding during 2014 was $195,000, the amount of principal outstanding as of November 11, 2015. The principal amount of the Note is convertible into shares of the company’s common stock at $0.05 per share.

On March 26, 2015, the Company, entered into a Share Exchange Agreement (the "Share Exchange Agreement") with all of the shareholders of SBS Mining Corp. Malaysia Sd. Bhd., ("SBS") a Malaysian corporation whose primary business is mining and exploration of properties located in Malaysia.  Pursuant to the Share Exchange Agreement, the Company acquired 600,000 shares of capital stock of SBS from the SBS Shareholders and in exchange issued 500,000,000 restricted shares of its common stock to the SBS Shareholders.

The 600,000 shares of SBS constituted all of the issued and outstanding shares of SBS and were held by a total of three (3) shareholders, including the Company's sole director and Chief Executive Officer, Mr. Lok Khing Ming. Mr. Ming owned ten percent (10%) of SBS, or 60,000 shares. The remaining shares were owned by Mr. Liew Chin Loong (90,000 shares; 15%), who resides in Malaysia and LYF & Son Realty Sdn. Bhd., a Malaysian corporation (450,000 shares; 75%). Pursuant to the Share Exchange Agreement, Mr. Lok received 50 million shares of the Company's common stock; Mr. Liew received 75 million shares; and LYF & Son Realty Sd. Bhd. received 375 million shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

(1) The aggregate fees billed by our independent auditors, KJL & Associates, LLP, Certified Public Accountants, for professional services rendered for the review of our financial statements included in our Quarterly Reports on Form 10-Q for quarters ended June 30 and September 30, 2014 and amendments thereto and for the audit of our annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, were $6,500.

(2) The aggregate fees billed by our independent auditors Silberstein Unger PLLC, for professional services rendered for the (a) review of our financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and amendments thereto were $1,650 ; and (b) review of our financial statements included in our Quarterly Reports on Form 10-Q and for the audit of our annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 were $10,000.

Tax Fees

None.

All Other Fees

None.

Audit committee policies & procedures

The Company does not currently have a standing audit committee. The above services were approved by the company’s Board of Directors.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements – See Part II, Item 8.

(2)        Schedules

Financial statement schedules are omitted because they are not required or are not applicable or because the required information is included in the financial statements listed above.

(3)        Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index of Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the registration statement on Form 10 to be signed on its behalf by the undersigned, thereunto duly authorized.

GMCI CORP.

By: /s/ Lok Khing Ming
Lok Khing Ming,
Chief Executive Officer and Chief Financial Officer

Dated: December 11, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lok Khing Ming	Chief Executive Officer, President, Treasurer, Secretary and Director	December 11, 2015
Lok Khing Ming

Index of Exhibits
Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below.
3.1	Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.01 to the Registrant’s Form 10-12g, filed on March 27, 2012.
3.2	Articles of Merger dated March 16, 2015, changing the Registrant’s name to GMCI Corp(1).
3.3	Certificate of Amendment dated January 2, 2015, increasing the Registrant’s authorized share capital to 4 billion shares and decreasing its issued and outstanding shares at a ratio of 25:1.(1)
3.3	Bylaws of Registrant incorporated by reference to Exhibit 3.02 to the Registrant’s Form 10-12g, filed March 27, 2012.
10.1	Promissory note from Pacific Gold Corp incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-12g, filed on March 27, 2012.
10.2	Share Exchange Agreement, dated March 26, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed on April 29, 2015, file number 000-54629.
23.1	Consent of Silberstein Ungar, PLLC CPAs and Business Advisors. (1)
31.1
Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): [___________________]. (1)

(1)	Filed herewith electronically