Form 10-Q
period 2015-03-31
GMCI Corp.
filed 2016-09-26
CIK 1545312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from

000-54629
Commission File Number

GMCI CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-5567250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1255 W. Rio Salado Parkway, Suite 215
Tempe, Arizona 85281
(Address of principal executive offices)

+1 480-830-2700
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes      [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court [  ] Yes  [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 15, 2016, GMCI Corp. had 720,802,346 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Unaudited Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	F-1
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014	F-2
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	F-3
Unaudited Statements of Stockholders' Deficit for the period ended March 31, 2015	F-4
Notes to the Unaudited Consolidated Financial Statements	F-5 to F-10

GMCI Corp.
Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$17,110	$13,297
Prepaid expenses and deposits	10,367	5,003
Amounts due from related parties	19,775	20,969
Total Current Assets	47,252	39,269

Plant and equipment	87,861	98,480

TOTAL ASSETS	$135,113	$137,749

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and accrued liabilities	$400,702	$342,876
Convertible notes	195,000	-
Advances payable, related party	71,508	28,952
Total Current Liabilities	667,210	371,828

Total Liabilities	667,210	371,828

Stockholders' Deficit
Common stock - $0.001 par value; 4,000,000,000 shares authorized, 500,802,346 and 500,000,000 issued and outstanding at March 31, 2015 and December 31, 2014	500,802	500,000
Preferred Stock - $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Additional Paid in Capital	(531,878)	(285,620)
Other comprehensive income (loss)	2,722	(12,319)
Accumulated deficit	(503,743)	(436,140)
Total Stockholders' Deficit	(532,097)	(234,079)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$135,113	$137,749

See accompanying notes to the financial statements

GMCI Corp.
Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue	$-	$-

Operating Expenses
Mining exploration expenses	-	57,729
General and administrative	67,603	53,660
Total Operating Expenses	67,603	111,389

Loss before taxation	(67,603)	(111,389)
Taxation	-	(174)
Net Loss	$(67,603)	$(111,563)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding: Basic and Diluted	500,044,575	500,000,000

Comprehensive Income (Loss):
Net loss	$(67,603)	$(111,563)
Effect of foreign currency translation	15,041	1,374
Comprehensive Loss	$(52,562)	$(110,189)

See accompanying notes to the financial statements

GMCI Corp.
Statements of Changes in Stockholders' Deficit
(Unaudited)

				Accumulated
	Common Stock		Additional	Other Comprehensive	Accumulated	Total
	Shares	Par Value	Paid in Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2014	500,000,000	$500,000	$(285,620)	$(12,319)	$(436,140)	$(234,079)
Recapitalization/shares issued as part of reverse merger (Notes 3, 8)	802,346	802	(246,258)	-	-	(245,456)
Foreign currency translation adjustments				15,041		15,041
Loss for the period					(67,603)	(67,603)
Balance, March 31, 2015	500,802,346	500,802	(531,878)	2,722	(503,743)	(532,097)

See accompanying notes to the financial statements

GMCI Corp.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(67,603)	$(111,563)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	6,190	-
Changes in operating assets and liabilities:
Other receivable and deposits	360	(607)
Accounts Payable and accrued liabilities	69,665	(33,188)
Advances, related parties	(2,913)	15,974
NET CASH USED IN OPERATING ACTIVITIES	5,699	(129,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment	(1,019)	(5,904)
NET CASH USED IN INVESTING ACTIVITIES	(1,019)	(5,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired via reverse acquisition	35	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	35	-

Effects of changes in foreign exchange rate	(902)	306

NET CHANGE IN CASH	3,813	(134,982)
CASH AT BEGINNING OF PERIOD	13,297	194,632
CASH AT END OF PERIOD	$17,110	$59,650

Cash Paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash financing and investing activities:
Other receivable and deposits acquired per reverse merger	$(6,000)	$-
Accounts payable and accrued liabilities acquired per reverse merger	9,448	-
Convertible notes acquired per reverse merger	195,000	-
Amounts due to related parties acquired per reverse merger	47,043	-
	$245,491	$-

See accompanying notes to the financial statements

GMCI Corp.
NOTES TO FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies

GMCI Corp., formerly Pacific Metals Corp. (“GMCI” or the “Company”) was incorporated in Nevada on June 28, 2006.

On March 17, 2015, the Company filed Articles of Merger with the Nevada Secretary of State whereby it entered into a statutory merger with its wholly-owned subsidiary, GMCI Corp., pursuant to Nevada Revised Statutes 92A.200 et. seq. The effect of such merger is that the Company was the surviving entity and changed its name to "GMCI Corp."
On March 19, 2015, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the aforementioned name change be effected in the market. The Company also requested that its ticker symbol be changed to "GMCI". On April 16, 2015, FINRA granted approval for the name change and the ticker symbol change.

On March 26, 2015, GMCI entered into and closed a Share Exchange Agreement (the "Agreement") with all of the shareholders of SBS Mining Corp. Malaysia Sd. Bhd., ("SBS") a Malaysian corporation whose primary business is mining and exploration of properties located in Malaysia.  Pursuant to the Share Exchange Agreement, the Company acquired 600,000 shares of capital stock of SBS from the SBS Shareholders and in exchange issued 500,000,000 restricted shares of its common stock to the SBS Shareholders.

As a result of the completion of the aforementioned acquisition, SBS is now the Company's wholly-owned subsidiary.  The aforementioned business combination was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of SBS.  Under reverse acquisition accounting SBS (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the business combination. As a result of the aforementioned transactions a total of 802,346 shares of the Company’s common stock issued and outstanding at December 31, 2014 are reflected as part of the recapitalization transactions impacted March 26, 2015, in our Statements of Stockholder’s Equity (Deficit).

SBS Mining Corp. Malaysia Sdn. Bhd. is a producer of metal ore and is focused on producing iron ore, bauxite and tin ore. Currently SBS is principally engaged in the prospecting of minerals and ultimately the mining of minerals upon successful exploration.  As at the date of this report SBS is not yet generating revenues as a result of its mineral exploration and ore acquisition efforts.

Principals of Consolidation

The consolidated financial statements include the accounts of GMCI and its wholly-owned subsidiary SBS. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

GMCI Corp.
NOTES TO FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies (cont’d)

Significant Accounting Principles

Use of Estimates and Assumptions.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from these estimates.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2015, cash includes cash on hand and cash in the bank.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

Foreign Currencies

Functional and presentation currency - Items included in the consolidated financial statements of each of the Company and its subsidiary are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’). The consolidated financial statements are presented in US Dollars, which is the Company’s functional and presentation currency.

Transactions and balances - Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at quarter end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations.

Subsidiaries The results and financial position of the subsidiary that has a functional currency different from the presentation currency are translated into the presentation currency as follows:

i) assets and liabilities are translated at the closing rate at the date of the balance sheet;
ii) income and expenses are translated at average exchange rates;
iii) all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.

Plant and equipment and depreciation

Plant and equipment are stated at cost less accumulated depreciation and impairment loss, if any. Depreciation is. calculated on straight line basis to write off the cost of plant and equipment over their expected useful lives at the following annual rates:

Motor Vehicles	20%
Office equipment	10%
Tools and equipment	10%
Computer and software	20%

GMCI Corp.
NOTES TO FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies (cont’d)

Mineral Properties

The Company is primarily engaged in the business of the acquisition, exploration, development, mining, and production of mineral properties and or resources, with a current emphasis on iron ore, bauxite and tin.  Mineral claims and other property acquisition costs are capitalized as incurred.  Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development costs, are capitalized.  The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves.  If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the years ended December 31, 2015and 2014, there was no impairment of long-lived assets.

Income Taxes

The company accounts for income taxes in accordance with ASC Topic 740, IncomeTaxes.  This statement prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

GMCI Corp.
NOTES TO FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 2 – Going Concern

At March 31, 2015 and March 31, 2014, the Company reported a net loss of $67,603 and $111,563 respectively. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2015 and beyond based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Note 3 – Business Combination

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

On March 26, 2015, GMCI entered into a Share Exchange Agreement (the "Agreement") with all of the shareholders of SBS Mining Corp. Malaysia Sd. Bhd., ("SBS") a Malaysian corporation whose primary business is mining and exploration of properties located in Malaysia.  Pursuant to the Share Exchange Agreement, the Company acquired 600,000 shares of capital stock of SBS from the SBS Shareholders and in exchange issued 500,000,000 restricted shares of its common stock to the SBS Shareholders.  As a result of the aforementioned transactions a total of 802,346 shares of the Company’s common stock issued and outstanding at December 31, 2014 are reflected as part of the recapitalization transactions impacted March 26, 2015, in our Statements of Stockholder’s Equity (Deficit).

As a result of the completion of this acquisition, SBS is now the Company's wholly-owned subsidiary.

Pursuant to the terms and conditions of the acquisition agreement, we acquired 100% of the issued capital stock (600,000 common shares) of SBS in exchange for 500,000,000 shares of common stock of the Company.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed relative to the Parent company operations, at the business combination transaction date:

Cash and bank balance	$35
Other receivable and deposits	6,000
Total identifiable assets	$6,035

Other payables and accruals	$9,448
Amounts due to related parties	47,043
Convertible notes	195,000
Total identifiable liabilities	$251,490

Net identifiable assets	$(245,456)

Note 4 – Plant and Equipment

	December 31, 2014	Additions	FX changes	March 31, 2015
Cost
Motor Vehicles	$118,294		$(6,733)	$111,561
Office equipment	7,156		(407)	6,749
Computers and software	4,695	1,019	(267)	5,447
Tools and equipment	606		(35)	571
	$130,751	$1,019	$(7,442)	$124,328

GMCI Corp.
NOTES TO FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 4 – Plant and Equipment (cont’d)

	December 31, 2014	Additions	FX changes	March 31, 2015
Accumulated depreciation
Motor Vehicles	$30,589	$5,723	$(1,886)	$34,426
Office equipment	932	173	(58)	1,048
Computers and software	699	280	(47)	931
Tools and equipment	51	14	(3)	62
	$32,271	$6,190	$(1,994)	$36,468

	March 31, 2015	December 31, 2014
Carrying Value
Motor Vehicles	$77,135	$87,705
Office equipment	5,701	6,224
Computers and software	4,516	3,996
Tools and equipment	509	555
	$87,861	$98,480

Note 5 – Other Receivables and Deposits

	March 31, 2015	December 31, 2014

Sundry receivables	$8,615	$3,145
Deposits	1,752	1,858
	$10,367	$5,003

Note 6 – Convertible Note

During the fiscal year ended December 31, 2014 the Company’s former parent company, Pacific Gold Corp. advanced a further $42,335 to fund our ongoing operations.  On November 20, 2014, the Company entered a Debt Swap agreement with Pacific Gold Corp, whereby the company indebtedness to the parent company totaling $204,932 as of November 20, 2014 was converted to $195,000 in convertible notes bearing interest at a rate of 10% per annum, with a conversion price of $0.05 per share, due and payable on November 20, 2016.  The convertible note is payable to the brother of our former officer and director.

Note 7 – Advances from Related Parties / Related Parties Transactions

	March 31, 2015	December 31, 2014

Expenses paid on behalf of the Company by its Directors	$71,508	$28,952

GMCI Corp.
NOTES TO FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 8 – Common Stock
The Company’s authorized common stock consists of 4,000,000,000 common shares with par value of $0.001 and 10,000,000 shares of preferred stock with par value of $0.001 per share.

The Company had 500,000,000 common shares issued and outstanding as of December 31, 2014 as a result of the recapitalization and reverse merger transaction described above in Note 3. In addition, as of the transaction date, there were 802,346 common shares issued and outstanding which are reflects as part of the recapitalization.

As of March 31, 2015 and December 31, 2014, the Company has 500,802,346 and 500,000,000 shares of common stock issued and outstanding.

Note 9- Subsequent Events

On June 15, 2015, the Company entered into Subscription Agreements with its President and CEO, Mr. Lok Khing Ming, and Mr. Liew Kin Sing, a resident of Malaysia, whereby the Company sold to Mr. Lok 120 million shares of its common stock and sold to Mr. Liew 100 million shares of common stock. Both sales were priced at the par value of $0.001. Mr. Lok and Mr. Liew paid cash for these shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Description of Business

The Company

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

SBS Mining Corp. Malaysia Sdn. Bhd. was formed to produced metal ore, with a focus on producing iron ore, bauxite and tin ore. In 2014, 2015 and 2016, acquired rights to extract iron ore on certain properties in Malaysia. However, the world market price for iron has plummeted and the Board elected to not to go into production until the market price increases in the future. The current business that SBS has engaged in is venturing into bauxite mineral trading. As of June 2016, the Company has stockpiled 110,000 tonnes of bauxite, which is ready to be shipped to the Company’s customer in the Province of Shangdong, China. This shipment will result in approximately $2.75 million of gross revenue (or approximately $665,000 of net revenue) subject to foreign currency conversion rates at the time of the sale and will constitute the Company’s first sale. The Company is currently waiting for approval of the shipment from the local government. Management expects that the shipment will be approved and released by the end of September 2016. The Company has the right to sell up to 1.8 million tonnes of bauxite to this particular customer.

The Company also plans to aggressively move towards further acquisition of profitable companies and businesses in order to expand our operations. The Company’s overall objective is to evolve towards becoming an investment holding company as management is planning to acquire multiple businesses or companies in Asia to grow the Company’s operations and revenues.

CURRENT INVESTMENTS

SBS holds licenses to the following two (2) properties on which it is prospecting for iron ore mining:

NO	Mining Land	Mining Area (Hectares)
1	Sungai Bekil, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50
2	Sungai Semeriang, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50

The total mining area measures approximately 100 hectares (247 Acres).

Due to the continued bearish trend for iron ore prices, SBS believes that iron ore price will eventually fall to $30. Therefore SBS Mining is now moving into bauxite trading in the surrounding area. China imported 14 times more bauxite from Malaysia in November 2014 than in March 2014, after an export ban in Indonesia stopped supplies of the ore to the world's biggest consumer of industrial metals.

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

Plan of Operations

Results of Operations

For the Three Months Ended March 31, 2015 and 2014:

Revenues

During the quarter ended March 31, 2015, we did not realize any revenues as we did not commence mining activities on our properties due to the depressed value of iron ore. We expect the first quarter in which we will commence earning revenue will be the quarter ended September 30, 2016.

Mining Exploration Expenses

During the quarter ended March 31, 2015, we did not incur any mining exploration, compared to incurring $54,729 during the same period from the previous year. This was due to the fact that in 2015 we decided to continue to hold our mining assets and extraction rights but not further develop those properties due to the depressed market price of iron ore.

General and Administrative Expenses

Our general and administrative expenses increased during the first quarter of 2015 compared to the first quarter of 2014. Our expenses increased by $13,943 to $67,603 compared to $53,660 from the first quarter of the prior year, which represents an increase of approximately 26%.  The primary factor for this increase was the aggregation of administration expenses between the parent company, GMCI Corp., and our subsidiary, SBS Mining.

We expect are general and administrative expenses to increase in future periods as we continue to grow our bauxite trading business, adding management staff to help manage the growth in the bauxite trading business. The Company is also developing plans and aggressively moving towards further acquisition of profitable companies and businesses in order to expand our operations.

Liquidity and Capital Resources

As of March 31, 2015, the Company had total current assets of $47,252 and a working capital deficit of $619,958, compared to total current assets of $39,269 and a working capital deficit of $332,559 as of December 31, 2014. The increase in our working capital deficit was due to an increase in our accounts payable, issuing convertible notes and advances payable to a related party.

For the three months ended March 31, 2015, we used $5,699 of cash for operations primarily as a result of a net loss from operations of $67,603, an increase in accounts receivable of $69,665 and depreciation of $6,190.

Net cash used in investing activities was $1,019 and net cash provided by financing activities was $35 during the three months ended March 31, 2015.

As of July 25, 2016, we believe that we current have sufficient funds available to pay our monthly expenses for the next twelve (12) months; however, we cannot provide any assurance that we will not incur additional expenses that will require us to raise additional funds from equity or secure loans. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (‘SEC”).

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties

Item 1A. Risk Factors.

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Securities Act of 1934 and we are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 15, 2015, the Company entered into Subscription Agreements with its President and CEO, Mr. Lok Khing Ming, and Mr. Liew Kin Sing, a resident of Malaysia, whereby the Company sold to Mr. Lok 120 million shares of its common stock and sold to Mr. Liew 100 million shares of common stock. Both sales were priced at the par value of $0.001. Mr. Lok and Mr. Liew paid cash for these shares.

The sales were made pursuant to the exemption from registration set forth in Regulation S, promulgated by the Securities Exchange Commission under the Securities Act of 1933. No underwriters were utilized in connection with this sale of securities.

Each issuance of these securities was to a single “non-U.S. person” (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which the Company relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as the conditions of Regulation S were met, including but not limited to the following conditions:

- Mr. Lok is a Malaysian citizen and was in Malaysia at the time of the sale of the shares;
- Mr. Lok agreed to resell the shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration;
- Mr. Liew is a Malaysian citizen and was in Malaysia at the time of the sale of the shares;
- Mr. Liew agreed to resell the shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration;

Each certificate representing the shares sold contains a legend that transfer of the shares is prohibited except in accordance with the provisions of Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration and the hold may engage in hedging transactions with regards to the Company’s common stock unless in compliance with the Act.

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended March 31, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below.

Item No.	Description
3.1	Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.01 to the Registrant’s Form 10-12g, filed on March 27, 2012.
3.2	Articles of Merger dated March 16, 2015, changing the Registrant’s name to GMCI Corp
3.3	Certificate of Amendment dated January 2, 2015, increasing the Registrant’s authorized share capital to 4 billion shares and decreasing its issued and outstanding shares at a ratio of 25:1.
3.3	Bylaws of Registrant incorporated by reference to Exhibit 3.02 to the Registrant’s Form 10-12g, filed March 27, 2012.
10.1	Promissory note from Pacific Gold Corp incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-12g, filed on March 27, 2012.
10.2	Share Exchange Agreement, dated March 26, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed on April 29, 2015, file number 000-54629.
31.1
Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chief Executive Officer Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.INS	XBRL Instance Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
(1)	Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GMCI CORP.
(the "Registratnt")

/s/ LOK KHING MING
Name: Lok Khing Ming
Title: Chief Executive Officer

Date: September 23, 2016

/s/ CALVIN CHIN
Name: Calvin Chin
Title: Chief Financial Officer

Date: September 23, 2016