Form 10-Q
period 2015-06-30
GMCI Corp.
filed 2017-03-14
CIK 1545312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from

000-54629
Commission File Number

GMCI CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-5567250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 1 Tower 1 Avenue 3 The Horizon Bangsar South City, Kuala Lumpur N8 59200
(Address of principal executive offices)

60-3-2242-2259
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [   ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of January 15, 2017, GMCI Corp. had 720,802,346 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Unaudited Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	F-1
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014	F-2
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014	F-3
Unaudited Statements of Stockholders' Deficit for the period ended June 30, 2015	F-4
Notes to the Unaudited Consolidated Financial Statements	F-5 to F-12

GMCI Corp.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$4,949	$13,297
Prepaid expenses and deposits	139,481	147,939
Total Current Assets	144,430	161,236

Plant and equipment, net	78,153	95,444

TOTAL ASSETS	$222,583	$256,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and accrued liabilities	$24,984	$2,958
Advances payable, related party	624,526	490,837
Total Current Liabilities	649,510	493,795

Total Liabilities	649,510	493,795

Stockholders' Deficit
Common stock - $0.001 par value; 4,000,000,000 shares authorized, 720,802,346 and 500,000,000 issued and outstanding at June 30, 2015 and December 31, 2014	720,802	500,000
Preferred Stock - $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Subscription receivable	(220,000)	-
Additional Paid in Capital	(360,607)	(316,348)
Other comprehensive income (loss)	39,840	17,158
Accumulated deficit	(606,962)	(437,925)
Total Stockholders' Deficit	(426,927)	(237,115)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$222,583	$256,680

See accompanying notes to the unaudited financial statements

GMCI Corp.
Consolidated Statements of Operations
(Unaudited)

	Three month ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
Mining exploration expenses	-	59,577	-	117,306
Professional fees	31,033	-	31,033	-
General and administrative	70,539	44,380	138,142	104,578
Total Operating Expenses	101,572	103,957	169,175	221,884

(Loss) before taxation	(101,572)	(103,957)	(169,175)	(221,884)
Taxation	138	-	138	-
Net (Loss)	$(101,434)	$(103,957)	$(169,037)	$(221,884)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding: Basic and Diluted	537,066,082	500,000,000	518,657,598	500,000,000

Comprehensive Income (Loss):
Net loss	$(101,434)	$(103,957)	$(169,037)	$(221,884)
Effect of foreign currency translation	7,641	(2,801)	22,682	(4,274)
Comprehensive Loss	$(93,793)	$(106,758)	$(146,355)	$(226,158)

See accompanying notes to the unaudited  financial statements

GMCI Corp.
Consolidated Statements of Changes in Stockholders' Deficit
(Unaudited)

					Accumulated
	Common Stock		Shares	Additional	Other
		Par	Subscription	Paid in	Comprehensive	Accumulated	Total
	Shares	Value	Receivable	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2014	500,000,000	$500,000	$-	$(316,348)	$17,158	$(437,925)	$(237,115)
Recapitalization/shares issued as part of reverse merger (Notes 3, 8)	802,346	802	-	(246,258)	-	-	(245,456)
Convertible notes and accrued interest released	-	-	-	201,999	-	-	201,999
Share issuance for cash	220,000,000	220,000	(220,000)	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	22,682	-	22,682
Loss for the period	-	-	-	-	-	(169,037)	(169,037)
Balance, June 30, 2015	720,802,346	$720,802	$(220,000)	$(360,607)	$39,840	$(606,962)	$(426,927)

See accompanying notes to the unaudited financial statements

GMCI Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(169,037)	$(221,884)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	13,551	14,273
Changes in operating assets and liabilities:
Other receivable and deposits	(1,142)	567
Accounts Payable and accrued liabilities	22,026	7,538
Advances, related parties	129,795	93,790
NET CASH USED IN OPERATING ACTIVITIES	(4,807)	(105,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment	(2,878)	(20,649)
NET CASH USED IN INVESTING ACTIVITIES	(2,878)	(20,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired via reverse acquisition	35	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	35	-

Effects of changes in foreign exchange rate	(698)	2,719

NET CHANGE IN CASH	(8,348)	(123,646)
CASH AT BEGINNING OF PERIOD	13,297	194,632
CASH AT END OF PERIOD	$4,949	$70,986

Cash Paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash financing and investing activities:
Other receivable and deposits acquired per reverse merger	$(6,000)	$-
Accounts payable and accrued liabilities acquired per reverse merger	9,448	-
Convertible notes acquired per reverse merger	195,000	-
Amounts due to related parties acquired per reverse merger	47,043	-
Convertible note extinguished and contributed to additional paid in capital	(195,000)	-
Accrued interest on extinguished debt contributed to additional paid in capital	(6,999)	-
	$43,492	$-

See accompanying notes to the unaudited financial statements

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

As a result of the completion of the aforementioned acquisition, SBS is now the Company's wholly-owned subsidiary.  The aforementioned business combination was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of SBS.  Under reverse acquisition accounting SBS (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the business combination.As a result of the aforementioned transactions a total of 802,346 shares of the Company’s common stock issued and outstanding at December 31, 2014 are reflected as part of the recapitalization transactions impacted March 26, 2015, in our Statements of Stockholder’s Equity (Deficit).

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

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2015, cash includes cash on hand and cash in the bank.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

Foreign Currencies

Functional and presentation currency - Items included in the consolidated financial statements of each of the Company and its subsidiary are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’). The consolidated financial statements are presented in US Dollars, which is the Company’s functional and presentation currency.  The functional currency of the Company’s subsidiary, SBS, is the Malaysian Ringgit.

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

Plant and equipment and depreciation

Plant and equipment are stated at cost less accumulated depreciation and impairment loss, if any. Depreciation is. calculated on straight line basis to write off the cost of plant and equipment over their expected useful lives at the following annual rates:

Motor Vehicles	20%
Office equipment	33%
Tools and equipment	33%
Computer and software	33%

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

Exploration expenditures
Exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects and prospecting activities are charged to expense as incurred. During periods ended June 30, 2015 and 2014, the Company incurred exploration expenses of $Ni1 and $117,306, respectively.  As at June 30, 2014 the Company had completed its prospecting activities in relation to certain iron ore resources, at which time all associated overhead pending the extraction of the resource in place has been allocated to general operating expense.

Inventory
Inventories are stated at the lower of costs incurred or market. Inventories include metals product inventory, which is determined by the stage at which the minerals are in processing (stockpiled minerals, work in process and finished goods).

Stockpiled minerals inventory represents iron ore that has been excavated from inside the mine and then placed on pad area before being crushed and bagged.   Stockpiles reserves are measured by estimating the number of tons added and removed from the stockpile, the number of contained metal ounces or pounds (based on assay data) and the estimated metallurgical recovery rates (based on the expected processing method). Stockpile mineral tonnages are verified by periodic surveys. Costs are allocated to a stockpile based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the minerals, including applicable overhead, depreciation, depletion and amortization relating to mining operations, and removed at each stockpile’s average cost per recoverable unit.

Work in process inventory represents iron ore that is currently in the process of being converted to a saleable product and may include inventories in our milling process.  In-process material is measured based on assays of the material fed into the process and the projected recoveries of the respective plants. In-process inventories are valued at the average cost of the material fed into the process attributable to the source material coming from the mines and stockpiles, plus the in-process conversion costs, including applicable depreciation relating to the process facilities incurred to that point in the process.

The Company categorizes all of its inventory as work in process.  The Company processes its inventory which ships to a refiner for end processing and so it never carries finished goods.

Inventory of bauxite includes material acquired from local mining operations as well as transport costs for unshipped material and in transit materials on the basis of weight in tonnes.

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
 (Unaudited)

Note 1 – Organization and Summary of Significant Accounting Policies (cont’d)

Mineral Properties (Cont’d)

Inventory (cont’d)

At the present time, we do not hold any work in process inventory for iron ore or bauxite.  Until we begin receiving regular revenues from our milling operations, all milling and smelting costs are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the years ended December 31, 2015 and 2014, there was no impairment of long-lived assets.

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

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
 (Unaudited)

Note 2 – Going Concern

At June 30, 2015 and June 30, 2014, the Company reported a net loss of $169,037 and $221,884 respectively. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2015 and beyond based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

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

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
 (Unaudited)

Note 4 – Plant and Equipment

	December 31, 2014	Additions	FX changes	June 30, 2015
Cost
Motor Vehicles	$118,294		$(8,701)	$109,593
Office equipment	7,060	492	(535)	7,017
Computers and software	4,696	2,386	(433)	6,649
Tools and equipment	606		(44)	562
	$130,656	$2,878	$(9,713)	$123,821

	December 31, 2014	Additions	FX changes	June 30, 2015
Accumulated depreciation
Motor Vehicles	$30,589	$11,384	$(2,675)	$39,298
Office equipment	2,867	1,098	(252)	3,713
Computers and software	1,586	972	(152)	2,406
Tools and equipment	170	97	(16)	251
	$35,212	$13,551	$(3,095)	$45,668

	June 30, 2015	December 31, 2014
Carrying Value
Motor Vehicles	$70,295	$87,705
Office equipment	3,304	4,193
Computers and software	4,243	3,110
Tools and equipment	311	436
	$78,153	$95,444

Note 5 – Other Receivables and Deposits

	June 30, 2015	December 31, 2014

Sundry receivables	$5,336	$3,145
Deposits	1,722	1,858
Recoverable deposit from third party	132,423	142,936
	$139,481	$147,939

Note 6 – Mineral Licenses

On January 4, 2014 the Company’s subsidiary, SBS, entered into two agreements with unrelated third parties, YM Tengku Dato’ Kalsom Ibni Al-Marhum Sultan Abu Bakar and YM Tengku Dato’ Norazahan Ibni Al-Marhum Sultan Abu Bakar where under SBS was granted in consideration of all work and fees payable on the underlying lands a power of attorney granting a license to prospect, extract and monetize iron ore on the following two (2) properties:

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
 (Unaudited)

Note 6 – Mineral Licenses (cont’d)

NO	Mining Land	Mining Area (Hectares)
1	Sungai Bekil, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50
2	Sungai Semeriang, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50

The total mining area measures approximately 100 hectares (247 Acres). Under the terms of the agreements SBS may extract and sell the iron ore subject to the payment of 5% royalties, tributes, and all such other fees and expenses as may be assessed. Concurrently with the aforementioned agreements SBS and each of the respective parties entered into an exclusive operating agreement the terms of which set out terms and conditions for the mining operation including the annual costs of the mineral license, rents and other fees over the two-year term of the mineral license, totaling US$8,200 (RM$31,000) per mining area.

Note 7 – Convertible Note

During the fiscal year ended December 31, 2014 the Company’s former parent company, Pacific Gold Corp. advanced a further $42,335 to fund our ongoing operations.  On November 20, 2014, the Company entered a Debt Swap agreement with Pacific Gold Corp, whereby the Company indebtedness to the parent company totaling $204,932 as of November 20, 2014 was converted to $195,000 in convertible notes bearing interest at a rate of 10% per annum, with a conversion price of $0.05 per share, due and payable on November 20, 2016.  The convertible note is payable to the brother of our former officer and director. On May 6, 2015, a General Release and Waiver of debt was entered into between the Company and the brother of our former office and director. Under the General Release and Waiver of debt, the debtor provided the Company a full waiver and release of the convertible note and deemed the convertible note null and void in exchange for the Company quit claiming certain mining claims in return.

The Company recorded a total of $201,999 in respect of the aforementioned debt extinguishment of which $195,000 was principal and $6,999 was accrued interest.  The entire amount was allocated to additional paid in capital.

Note 8 – Advances from Related Parties / Related Parties Transactions

(a) Expenses paid by related parties:

	June 30, 2015	December 31, 2014

Expenses paid on behalf of the Company by its Directors	$73,725	$7,983
Expenses paid on behalf of the Company by controlling shareholder, LYF & Sons Realty Sdn Bhd	550,801	482,854

(b)
During the period ended June 30, 2015 the Company entered into a subscription agreement with its President and CEO, Mr. Khing Ming for a total of 120 million shares at a price of $0.001 per share for total cash proceeds of $120,000. Mr. Lok paid cash for these shares in July of 2016. As at June 30, 2015, the amount payable under the subscription agreement has been recorded on the balance sheet as “subscription receivable”.

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
 (Unaudited)

Note 9– Common Stock

The Company’s authorized common stock consists of 4,000,000,000 common shares with par value of $0.001 and 10,000,000 shares of preferred stock with par value of $0.001 per share.

The Company had 500,000,000 common shares issued and outstanding as of December 31, 2014 as a result of the recapitalization and reverse merger transaction described above in Note 3. In addition, as of the transaction date, there were 802,346 common shares issued and outstanding which are reflected as part of the recapitalization.

On June 15, 2015, the Company entered into Subscription Agreements with its President and CEO, Mr. Lok Khing Ming, and Mr. Liew Kin Sing, a resident of Malaysia, whereby the Company sold to Mr. Lok 120 million shares of its common stock and sold to Mr. Liew 100 million shares of common stock. Both sales were priced at the par valueof $0.001. Mr. Lok and Mr. Liew paid cash for these shares in July of 2016. As at June 30, 2015, the amounts payable under the aforementioned subscription agreements has been recorded on the balance sheet as “subscription receivable”

As of June 30, 2015 and December 31, 2014, the Company has 500,802,346 and 500,000,000 shares of common stock issued and outstanding.

Note 9- Subsequent Events

On July 10, 2015 the Company’s subsidiary entered into a two-year lease commencing August 1, 2015 for office premises in Kuala Lumpur.  Under the terms of the lease SBS will pay monthly rent of $690 USD (RM$2,600) and shall be responsible for all monthly utilities.  SBS has paid a deposit of two month rent and a deposit for utilities totaling $2,060 USD (RM$7,800).   The annual lease commitment, exclusive of utilities is noted below:

Fiscal 2016:  US$ 7,560 (RM$28,600)
Fiscal 2017   US$ 8,200 (RM$31,200)
Fiscal 2018    US$ 690 (RM$2,600)

In January 2016, the licenses for the mineral concessions disclosed above in Note 6 expired. SBS is in negotiations with the owners of these concessions to obtain an extension.

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

SBS Mining Corp. Malaysia Sdn. Bhd. was formed to prospect, extract and mine metal ore, with a focus on producing iron ore, bauxite and tin ore. In 2014, the Company’s subsidiary acquired rights to extract iron ore under certain mineral licenses with exclusive operating agreements on land covering approximately 100 hectares in Malaysia. The Company carried out exploration on the mineral sites, however, the world market price for iron has plummeted and the Board elected to not commence production on the site until the market price increases in the future.   In January 2016 the mineral licenses expired and management of SBS is currently negotiation their renewal. More recently, SBS has entered into agreements to provide financing for the trading of bauxite with a Malaysian entity, with the intent to specifically finance our client’s shipments of the ore to China.  During June 2016, the Company has paid a deposit to a third party entity that has stockpiled 110,000 tonnes of bauxite ready for shipment by the Malaysian entity’s customer in the Province of Shangdong, China. The initial shipment of 20,000 metric tonnes was released in February, 2017. The Company has the exclusive right to finance up to 1.8 million tonnes of bauxite for this Malaysian entity, and earn fees of USD$1.00 to $1.50 per tonnage shipped, subject to other contingencies.

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

These shares were issued subsequently on July 28, 2015.

CURRENT INVESTMENTS

SBS holds licenses to the following two (2) properties on which it is prospecting for iron ore mining:

NO	Mining Land	Mining Area (Hectares)
1	Sungai Bekil, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50
2	Sungai Semeriang, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50

The total mining area measures approximately 100 hectares (247 Acres). These licenses expired in January 2016 and are currently under negotiation for renewal.

Due to the continued bearish trend for iron ore prices, SBS believes that iron ore price will eventually fall to $30. Therefore SBS Mining is now moving into financing for bauxite trading in the surrounding area. China imported 14 times more bauxite from Malaysia in November 2014 than in March 2014, after an export ban in Indonesia stopped supplies of the ore to the world's biggest consumer of industrial metals.

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

Plan of Operations

Results of Operations

Revenues

During the June 30, 2015 quarter, we did not realize any revenues as we did not commence mining activities on our properties due to the depressed value of iron ore and we had not commenced our bauxite lead financing activities until June 2016. We expect the first quarter in which we will commence earning revenue will be the quarter ended March 31, 2017.

Operating Expenses

Our consolidated expenses for the three and six month periods ended June 30, 2015 and 2014:

	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015	Six Months ended June 30, 201

Mining exploration expenses	-	59,577	-	117,306
Professional fees	31,033	-	31,033	-
General and administrative	70,539	44,380	138,142	104,578
Total Operating Expenses	101,572	103,957	169,175	221,884

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries and miscellaneous office costs.

The decrease in expenses for the six-month period ended June 30, 2015 is primarily due to the completion of our mineral exploration activities which substantially reduced expenditures.  There were no exploration related expenses in the three or six month comparative periods ended June 30, 2015.  Salaries for ongoing staffing requirements following the conclusion of our prospecting efforts were allocated to General and administrative expense, which explains the period over period increase in that category of expenditure.

We expect the general and administrative expenses to increase in future periods as we continue to grow our recently acquired bauxite financing business, as a result of the addition of management staff to help manage growth in the financing business. The Company is also developing plans and aggressively moving towards further acquisition of profitable companies and businesses in order to expand our operations.

Liquidity and Capital Resources

	At June 30, 2015	At December 31, 2014

Current Assets	144,430	161,236
Current Liabilities	649,510	493,795
Working Capital Deficit	(505,080	(332,559)

As of June 30, 2015, the Company had total current assets of $144,430 and a working capital deficit of $505,080, compared to total current assets of $161,236 and a working capital deficit of $332,559 as of December 31, 2014. The increase in our working capital deficit was due to an increase in our accounts payable, and advances payable to a related party which allowed us to fund ongoing operations. A substantive portion of our current assets relate to sundry receivables and deposits on leased property, as well as a deposit paid to a third party by our subsidiary, SBS, which is expected to be recovered in fiscal 2017.

For the six months ended June 30, 2015, we used $4,807 of cash for operations primarily as a result of a net loss from operations of $169,037 where we experienced a significant increase in advances from related parties of $129,795, an increase in accounts payable of $22,026, an increase in accounts receivable of $1,142, and depreciation expense of $13,551.

Net cash used in investing activities was $2,878 and net cash provided by financing activities was $35 during the six months ended June 30, 2015.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exemptions from Registration

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

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended  June 30, 2015.

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

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.INS	XBRL Instance Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
(1)	Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GMCI CORP.
(the "Registrant")

/s/ Calvin Chin
Name: Calvin Chin
Title: Chief Executive Officer

Date: March 14, 2017

/s/ M.W. Chan
Name: M.W. Chan
Title: Chief Financial Officer

Date: March 14, 2017