Form 10-Q/A
period 2015-03-31
GMCI Corp.
filed 2017-03-17
CIK 1545312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q/A
Amendment No. 1

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

Level 1 Tower 1 Avenue 3 The Horizon Bangsar South City, Kuala Lumpur 59200
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

EXPLANATORY NOTE

We are filing this Form 10-Q/A to restate certain information contained in our financial statements included in our Form 10-Q filing for the three months ended March 31, 2016 (the “Original Form 10-Q”) as filed with the Securities & Exchange Commission on September 26, 2016 (the “Filing Date”).   As a result of data compiled after the filing date we are amending the unaudited financial statements contained in the Original Form 10-Q as follows:

•
To record the extinguishment of $201,999 in convertible debt of which $195,000 was principal and $6,999 was accrued interest, effective March 31, 2015.  The entire amount was allocated to additional paid in capital as part of a reverse merger transaction between the Company and its wholly-owned subsidiary SBS Mining Corp. Malaysia Sd. Bhd. ("SBS") effective March 31, 2015. (Refer to Note 8 to the financial statements contained herein).

•	To reclassify certain recoverable cash deposits paid by SBS to a third party to correctly reflect these amounts as prepaid expenses and deposits on the Company’s consolidated balance sheets;

•	To reclassify certain current liabilities from accounts payable and accrued liabilities to related party advances in the Company’s consolidated balance sheets.

•	The Company has amended certain disclosures contained in Note 11 – Subsequent Events, which form part of the Notes to the Unaudited Consolidated Financial Statements contained herein.

As a result of the aforementioned transactions, the Company has restated its Balance Sheet, Income Statement, and Statement of Cash Flows for the three months ended March 31, 2015, as well as the applicable notes to the financial statements. Further the Company has updated its disclosures contained in Part I – Item 2 Management’s Discussion and Analysis to reflect the aforementioned revisions.

Other than as set out above, this Amendment speaks as of the Filing Date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Original Form 10-Q as filed on the Filing Date.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Unaudited Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	F-1
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014	F-2
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	F-3
Unaudited Statements of Stockholders' Deficit for the period ended March 31, 2015	F-4
Notes to the Unaudited Consolidated Financial Statements	F-5 to F-16

GMCI Corp.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014
	(Amended)	(Amended)
ASSETS
Current Assets
Cash	$17,110	$13,297
Prepaid expenses and deposits	146,516	147,939
Total Current Assets	163,626	161,236

Plant and equipment, net	84,454	95,444

TOTAL ASSETS	$248,080	$256,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and accrued liabilities	$5,235	$2,958
Advances payable, related party	576,350	490,837
Total Current Liabilities	581,585	493,795

Total Liabilities	581,585	493,795

Stockholders' Deficit
Common stock - $0.001 par value; 4,000,000,000 shares authorized, 500,802,346 and 500,000,000 issued and outstanding at March 31, 2015 and December 31, 2014	500,802	500,000
Preferred Stock - $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Additional Paid in Capital	(360,607)	(316,348)
Other comprehensive income (loss)	32,385	17,158
Accumulated deficit	(506,085)	(437,925)
Total Stockholders' Deficit	(333,505)	(237,115)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$248,080	$256,680

See accompanying notes to the unaudited financial statements

GMCI Corp.
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2015	2014
	(Amended)	(Amended)
Revenue	$-	$-

Operating Expenses
Mining exploration expenses	-	57,729
Professional fees	1,383	-
General and administrative	66,777	60,198
Total Operating Expenses	68,160	117,927

(Loss) before taxation	(68,160)	(117,927)
Taxation	-	-
Net (Loss)	$(68,160)	$(117,927)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding: Basic and Diluted	500,044,575	500,000,000

Comprehensive Income (Loss):
Net loss	$(68,160)	$(117,927)
Effect of foreign currency translation	15,227	(4,274)
Comprehensive Loss	$(52,933)	$(122,201)

See accompanying notes to the unaudited financial statements

GMCI Corp.
Consolidated Statements of Changes in Stockholders' Deficit
(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Par	Paid in	Comprehensive	Accumulated	Total
	Shares	Value	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2014	500,000,000	$500,000	$(316,348)	$17,158	$(437,925)	$(237,115)
Recapitalization/shares issued as part of reverse merger (Notes 3, 8)	802,346	802	(246,258)	-	-	(245,456)
Convertible notes and accrued interest released	-	-	201,999	-	-	201,999
Foreign currency translation adjustments	-	-	-	15,227	-	15,227
Loss for the period	-	-	-	-	(68,160)	(68,160)
Balance, March 31, 2015	500,802,346	$500,802	$(360,607)	$32,385	$(506,085)	$(333,505)

See accompanying notes to the unaudited financial statements

GMCI Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015 (Amended)	2014 (Amended)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(68,160)	$(117,927)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	6,747	6,148
Changes in operating assets and liabilities:
Other receivable and deposits	360	(606)
Accounts Payable and accrued liabilities	-	-
Advances, related parties	66,752	(17,388)
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	5,699	(129,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment	(2,386)	(5,514)
NET CASH USED IN INVESTING ACTIVITIES	(2,386)	(5,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired via reverse acquisition	35	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	35	-

Effects of changes in foreign exchange rate	465	305

NET CHANGE IN CASH	3,813	(134,982)
CASH AT BEGINNING OF PERIOD	13,297	194,632
CASH AT END OF PERIOD	$17,110	$59,650

Cash Paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash financing and investing activities:
Other receivable and deposits acquired per reverse merger	$(6,000)	$-
Accounts payable and accrued liabilities acquired per reverse merger	9,448	-
Amounts due to related parties acquired per reverse merger	47,043	-
Convertible note extinguished and contributed to additional paid in capital	(195,000)	-
Accrued interest on extinguished debt contributed to additional paid in capital	(6,999)	-
	$43,492	$-

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

Exploration expenditures
Exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects and prospecting activities are charged to expense as incurred. During periods ended March 31, 2015 and 2014, the Company incurred exploration expenses of $Ni1 and $57,729, respectively.  As at June 30, 2014 the Company had completed its prospecting activities in relation to certain iron ore resources, at which time all associated overhead pending the extraction of the resource in place has been allocated to general operating expense.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of Mach 31, 2015 and December 31, 2014, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

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

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (Unaudited)

Note 2 – Going Concern

At March 31, 2015 and March 31, 2014, the Company reported a net loss of $68,610 and $117,927 respectively. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2015 and beyond based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Note 3 – Restatement

Subsequent to filing our Form 10-Q for the three-month period ended March 31, 2015, the Company received a fully signed General Release and Waiver of debt entered into between the Company and the brother of our former office and director. Under the General Release and Waiver of debt, the debtor provided the Company a full waiver and release of the convertible note int eh amount of $201,999 and deemed the convertible note null and void in exchange for the Company quit claiming certain mining claims in return. The debt extinguishment was recorded as at March 31, 2015.

 Further, during the preparation of the June 30, 2015 and 2014 audited Financial statements of SBS,  management became aware certain financial accounting data in the consolidated comparative balance sheet for December 31, 2014 required amendment.

As a result of management’s review we are amending the unaudited comparative financial statements for the three months as ended March 31, 2015 and March 31, 2014, as well as December 31, 2014, contained in the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income and  the Consolidated Statements of Cash Flows contained herein.

The results of the restatement are provided below:

Consolidated Balance Sheets:	March 31, 2015 (Original) (Unaudited)	Adjustments (Unaudited)	March 31, 2015 (Amended) (Unaudited)
ASSETS
Current Assets
Cash	$17,110	$-	$17,110
Prepaid expenses and deposits	10,367	136,149	146,516
Total Current Assets	19,775	(19,775)	-
	47,252	116,374	163,626

Plant and equipment, net	87,861	(3,407)	84,454

TOTAL ASSETS	$135,113	$112,967	$248,080

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and accrued liabilities	$400,702	$(395,467)	$5,235
Convertible notes	195,000	(195,000)	-
Advances payable, related party	71,508	504,842	576,350
Total Current Liabilities	667,210	(85,625)	581,585

Total Liabilities	667,210	(85,625)	581,585

Stockholders' Deficit
Common stock - $0.001 par value;	500,802	-	500,802
Preferred Stock - $0.001 par value;	-	-	-
Additional Paid in Capital	(531,878)	171,271	(360,607)
Other comprehensive income (loss)	2,722	29,663	32,385
Accumulated deficit	(503,743)	(2,342)	(506,085)
Total Stockholders' Deficit	(532,097)	198,592	(333,505)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$135,113	$112,967	$248,080

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (Unaudited)

Note 3 – Restatement (cont’d)

Consolidated Balance Sheets:	December 31, 2014 (Original) (Unaudited)	Adjustments (Unaudited)	December 31, 2014 (Amended) (Unaudited)
ASSETS
Current Assets
Cash	$13,297	$-	$13,297
Prepaid expenses and deposits	5,003	142,936	147,939
Total Current Assets	20,969	(20,969)	-
	39,269	121,967	161,236

Plant and equipment, net	98,480	(3,036)	95,444

TOTAL ASSETS	$137,749	$118,931	$256,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and accrued liabilities	$342,876	$(339,918)	$2,958
Convertible notes	-		-
Advances payable, related party	28,952	461,885	490,837
Total Current Liabilities	371,828	121,967	493,795

Total Liabilities

Stockholders' Deficit
Common stock - $0.001 par value;	500,000	-	500,000
Preferred Stock - $0.001 par value;	-	-	-
Additional Paid in Capital	(285,620)	(30,728)	(316,348)
Other comprehensive income (loss)	(12,319)	29,477	17,158
Accumulated deficit	(436,140)	(1,785)	(437,925)
Total Stockholders' Deficit	(234,079)	(3,036)	(237,115)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$137,749	$118,931	$256,680

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (Unaudited)

Note 3 – Restatement (cont’d)

Consolidated Statements of Operations and Comprehensive Income	Three Months ended March 31, 2015 (Unaudited)
	(Original)	Adjustments	(Amended)
Revenue	$-	$-	$-

Operating Expenses
Mining exploration expenses	-
Professional fees	-	1,383	1,383
General and administrative	67,603	(826)	66,777
Total Operating Expenses	67,603	557	68,160

(Loss) before taxation	(67,603)	(557)	(68,160)
Taxation	-
Net (Loss)	$(67,603)	$(557)	$(68,160)

Comprehensive Income (Loss):
Net loss	$(67,603)	$(557)	$(68,160)
Effect of foreign currency translation	15,041	186	15,227
Comprehensive Loss	$(52,562)	$(371)	$(52,933)

Consolidated Statements of Operations and Comprehensive Income	Three Months ended March 31, 2014 (Unaudited)
	(Original)	Adjustments	(Amended)
Revenue	$-	$-	$-

Operating Expenses
Mining exploration expenses	57,729	-	57,729
General and administrative	53,660	6,538	60,198
Total Operating Expenses	111,389	6,538	117,927

(Loss) before taxation	(111,389)	(6,538)	(117,927)
Taxation	(174)	174	-
Net (Loss)	$(111,563)	$(6,364)	(117,927)

Comprehensive Income (Loss):
Net loss	$(111,563)	$(6,364)	$(117,927)
Effect of foreign currency translation	1,374	5,648	(4,274)
Comprehensive Loss	$(110,189)	$(716)	$(122,201)

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (Unaudited)

Note 3 – Restatement (cont’d)

Condensed Consolidated Statements of Cash Flows	Three Months Ended
	March 31, 2015 (Unaudited)
	(Original)	Adjustments	(Amended)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(67,603)	$(557)	$(68,160)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	6,190	557	6,747
Changes in operating assets and liabilities:
Other receivable and deposits	360	-	360
Accounts Payable and accrued liabilities	69,665	(69,665)	-
Advances, related parties	(2,913)	69,665	66,752
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	5,699	-	5,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment	(1,019)	(1,367)	(2,386)
NET CASH USED IN INVESTING ACTIVITIES	(1,019)	(1,367)	(2,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired via reverse acquisition	35	-	35
NET CASH PROVIDED BY FINANCING ACTIVITIES	35	-	35

Effects of changes in foreign exchange rate	(902)	1,367	465

NET CHANGE IN CASH	3,813	-	3,813
CASH AT BEGINNING OF PERIOD	13,297	-	13,297
CASH AT END OF PERIOD	$17,110	$-	$17,110

Condensed Consolidated Statements of Cash Flows	Three Months Ended
	March 31, 2014 (Unaudited)
	(Original)	Adjustments	(Amended)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(111,563)	(6,364)	(117,927
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	-	6,148	6,148
Changes in operating assets and liabilities:
Other receivable and deposits	(607)	1	(606)
Accounts Payable and accrued liabilities	(33,188)	33,188	-
Advances, related parties	15,974	(33,362)	(17,388)
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(129,384)	(389)	(129,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment	(5,904)	390	(5,514
NET CASH USED IN INVESTING ACTIVITIES	(5,904)	390	(5,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	-

Effects of changes in foreign exchange rate	306	(1)	305

NET CHANGE IN CASH	(134,982)	-	(134,982)
CASH AT BEGINNING OF PERIOD	194,632	-	194,632
CASH AT END OF PERIOD	$59,650	$-	$59,650

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (Unaudited)

Note 4 – Business Combination

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

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (Unaudited)

Note 5 – Plant and Equipment

	December 31, 2014	Additions	FX changes	March 31, 2015
Cost
Motor Vehicles	$118,294		$(6,733)	$111,561
Office equipment	7,060	-	(402)	6,658
Computers and software	4,696	1,019	(268)	5,447
Tools and equipment	606		(35)	571
	$130,656	$1,019	$(7,438)	$124,237

	December 31, 2014	Additions	FX changes	March 31, 2015
Accumulated depreciation
Motor Vehicles	$30,589	$5,723	$(1,886)	$34,426
Office equipment	2,867	538	(177)	3,228
Computers and software	1,586	437	(102)	1,921
Tools and equipment	170	49	(11)	208
	$35,212	$6,747	$(2,176)	$39,783

	March 31, 2015	December 31, 2014
Carrying Value
Motor Vehicles	$77,135	$87,705
Office equipment	3,430	4,193
Computers and software	3,526	3,110
Tools and equipment	363	436
	$84,454	$95,444

Note 6 – Other Receivables and Deposits

	March 31, 2015	December 31, 2014

Sundry receivables	$9,964	$3,145
Deposits	1,752	1,858
Recoverable deposit from third party	134,800	142,936
	$146,516	$147,939

Note 7 – Mineral Licenses

On January 4, 2014, the Company’s subsidiary, SBS, entered into two agreements with unrelated third parties, YM Tengku Dato’ Kalsom Ibni Al-Marhum Sultan Abu Bakar and YM Tengku Dato’ Norazahan Ibni Al-Marhum Sultan Abu Bakar where under SBS was granted in consideration of all work and fees payable on the underlying lands a power of attorney granting a license to prospect, extract and monetize iron ore on the following two (2) properties:

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (Unaudited)

Note 7 – Mineral Licenses (cont’d)

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

Note 8 – Convertible Note

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

The Company recorded a total of $201,999 in respect of the aforementioned debt extinguishment of which $195,000 was principal and $6,999 was accrued interest.  The entire amount was allocated to additional paid in capital as at March 31, 2015.

Note 9 – Advances from Related Parties / Related Parties Transactions

Expenses paid by related parties:

	March 31, 2015	December 31, 2014

Expenses paid on behalf of the Company by its Directors	$53,081	$7,983
Expenses paid on behalf of the Company by controlling shareholder, LYF & Sons Realty Sdn Bhd	523,269	482,854

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
 (Unaudited)

Note 10 – Common Stock

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

Note 11 - Subsequent Events

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

On July 10, 2015, the Company’s subsidiary entered into a two-year lease commencing August 1, 2015 for office premises in Kuala Lumpur.  Under the terms of the lease SBS will pay monthly rent of $690 USD (RM$2,600) and shall be responsible for all monthly utilities.  SBS has paid a deposit of two month rent and a deposit for utilities totaling $2,060 USD (RM$7,800).   The annual lease commitment, exclusive of utilities is noted below:

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

Plan of Operations

Results of Operations

Revenues

During the March 31, 2015 quarter, we did not realize any revenues as we did not commence mining activities on our properties due to the depressed value of iron ore and we had not commenced our bauxite lead financing activities until June 2016. We expect the first quarter in which we will commence earning revenue will be the quarter ended March 31, 2017.

Operating Expenses

Our consolidated expenses for the three month periods ended March 31, 2015 and 2014:

	Three Months ended March 31, 2015	Three Months ended March 31, 2014

Mining exploration expenses	-	57,729
Professional fees	1,383	-
General and administrative	66,777	60,198
Total Operating Expenses	68,160	111,927

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries and miscellaneous office costs.

The decrease in expenses for the three-month period ended March 31, 2015 is primarily due to the completion of our mineral exploration activities prior to December 31, 2014, which substantially reduced expenditures.  There were no exploration related expenses in the three month comparative periods ended March 31, 2015.  Salaries for ongoing staffing requirements following the conclusion of our prospecting efforts were allocated to General and administrative expense, which explains the period over period increase in that category of expenditure.

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

Liquidity and Capital Resources

	At March 31, 2015	At December 31, 2014

Current Assets	163,626	161,236
Current Liabilities	581,585	493,795
Working Capital Deficit	(417,959)	(332,559)

As of March 31, 2015, the Company had total current assets of $163,626 and a working capital deficit of $417,959, compared to total current assets of $161,236 and a working capital deficit of $332,559 as of December 31, 2014. The increase in our working capital deficit was due to an increase in our accounts payable, and advances payable to a related party which allowed us to fund ongoing operations. A substantive portion of our current assets relate to sundry receivables and deposits on leased property, as well as a deposit paid to a third party by our subsidiary, SBS, which is expected to be recovered in fiscal 2017.

For the three months ended March 31, 2015, we provided $5,699 of cash for operations primarily as a result of a net loss from operations of $68,160 where we experienced a significant increase in advances from related parties of $66,752, and depreciation expense of $6,747.

Net cash used in investing activities was $2,386 and net cash provided by financing activities was $35 during the three months ended March 31, 2015.

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

Date: March 16, 2017

/s/ M.W. Chan
Name: M.W. Chan
Title: Chief Financial Officer

Date: March 16, 2017