Form 10-Q
period 2015-09-30
GMCI Corp.
filed 2017-03-17
CIK 1545312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of March 14, 2017, GMCI Corp. had 720,802,346 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Page
Unaudited Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	F-1
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014	F-2
Unaudited Statements of Stockholders' Deficit for the period ended September 30, 2015	F-3
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014	F-4
Notes to the Unaudited Consolidated Financial Statements	F-5 to F-11

GMCI Corp.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$1,577	$13,297
Prepaid expenses and deposits	131,619	147,939
Total Current Assets	133,196	161,236

Plant and equipment, net	60,618	95,444

TOTAL ASSETS	$193,814	$256,680

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and accrued liabilities	$51,318	$2,958
Advances payable, related party	663,821	490,837
Total Current Liabilities	715,139	493,795

Total Liabilities	715,139	493,795

Stockholders' Deficit
Common stock - $0.001 par value; 4,000,000,000 shares authorized, 720,802,346 and 500,000,000 issued and outstanding at September 30, 2015 and December 31, 2014	720,802	500,000
Preferred Stock - $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Subscription receivable	(220,000)	-
Additional Paid in Capital	(360,607)	(316,348)
Other comprehensive income (loss)	98,569	17,158
Accumulated deficit	(760,089)	(437,925)
Total Stockholders' Deficit	(521,325)	(237,115)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$193,814	$256,680

See accompanying notes to the unaudited financial statements

GMCI Corp.
Consolidated Statements of Operations
(Unaudited)

	Three month ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating Expenses
Mining exploration expenses	2,334	13,170	2,334	130,476
Professional fees	95,159	3,240	126,192	3,240
General and administrative	55,495	49,196	193,637	153,774
Total Operating Expenses	152,988	65,606	322,164	287,490

(Loss) before taxation	(152,988)	(65,606)	(322,164)	(287,490)
Taxation	(138)	-	-	-
Net (Loss)	$(153,126)	$(65,606)	$(322,164)	$(287,490)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding: Basic and Diluted	720,802,346	500,000,000	586,779,638	500,000,000

Comprehensive Income (Loss):
Net loss	$(153,126)	$(65,606)	$(322,164)	$(287,490)
Effect of foreign currency translation	58,729	7.311	81,411	3,034
Comprehensive Loss	$(94,397)	$(58.295)	$(240,753)	$(226,158)

See accompanying notes to the financial statements

GMCI Corp.
Consolidated Statements of Changes in Stockholders' Deficit
(Unaudited)

					Accumulated
	Common Stock		Share	Additional	Other
		Par	Subscriptions	Paid in	Comprehensive	Accumulated	Total
	Shares	Value	Receivable	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2014	500,000,000	$500,000	$-	(316,348)	$17,158	$(437,925)	$(237,115)
Recapitalization/shares issued as part of reverse merger (Notes 3, 8)	802,346	802	-	(246,258)	-	-	(245,456)
Share issuance for cash	220,000,000	220,000	(220,000)	-	-	-	-
Convertible notes and accrued interest released	-	-	-	201,999	-	-	201,999
Foreign currency translation adjustments	-	-	-	-	81,411	-	81,411
Loss for the period	-	-	-	-	-	(322,164)	(322,164)
Balance, September 30, 2015	720,802,346	$720,802	$(220,000)	(360,607)	$98,569	$(760,089)	$(521,325)

See accompanying notes to the financial statements

GMCI Corp.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(322,164)	$(287,490)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	19,689	21,785
Changes in operating assets and liabilities:
Other receivable and deposits	(21,995)	(161,750)
Accounts Payable and accrued liabilities	53,930	1,771
Advances, related parties	262,808	270,039
NET CASH USED IN OPERATING ACTIVITIES	(7,732)	(155,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment	(2,878)	(21,836)
NET CASH USED IN INVESTING ACTIVITIES	(2,878)	(21,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash acquired via reverse acquisition	35	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	35	-

Effects of changes in foreign exchange rate	(1,145)	2,824

NET CHANGE IN CASH	(11,720)	(174,657)
CASH AT BEGINNING OF PERIOD	13,297	194,632
CASH AT END OF PERIOD	$1,577	$19,975

Cash Paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash financing and investing activities:
Other receivable and deposits acquired per reverse merger	$(6,000)	$-
Accounts payable and accrued liabilities acquired per reverse merger	9,448	-
Convertible notes acquired per reverse merger	195,000	-
Amounts due to related parties acquired per reverse merger	47,043	-
Convertible note released and contributed to additional paid in capital	(195,000)	-
Accrued interest contributed to additional paid in capital	(6,999)	-
	$43,492	$-

See accompanying notes to the financial statements

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2015, cash includes cash on hand and cash in the bank.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

Foreign Currencies

Functional and presentation currency - Items included in the consolidated financial statements of each of the Company and its subsidiary are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’). The consolidated financial statements are presented in US Dollars, which is the Company’s functional and presentation currency. The functional currency of the Company’s subsidiary, SBS is the Malaysian Ringgit.

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
September 30, 2015
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

Exploration expenditures
Exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects and prospecting activities are charged to expense as incurred. During periods ended September 30, 2015 and 2014, the Company incurred exploration expenses of $2,334 and $130,476, respectively.  As at June 30, 2014 the Company had completed its prospecting activities in relation to certain iron ore resources, at which time all associated overhead pending the extraction of the resource in place has been allocated to general operating expense, save certain annual expenses for permitting and licensing of the property.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the fiscal year ended December 31, 2014 and in the nine months ended September 30, 2015 there was no impairment of long lived assets.

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

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 2 – Going Concern

At September 30, 2015 and September 30, 2014, the Company reported a net loss of $322,164 and $287,490 respectively. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2015 and beyond based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 4 – Plant and Equipment

	December 31, 2014	Additions	FX changes	September 30, 2015
Cost
Motor Vehicles	$118,294		$(25,439)	$92,855
Office equipment	7,060	492	(1,607)	5,945
Computers and software	4,696	2,386	(1,449)	5,633
Tools and equipment	606		(130)	476
	$130,656	$2,878	$(28,625)	$104,909

	December 31, 2014	Additions	FX changes	September 30, 2015
Accumulated depreciation
Motor Vehicles	$30,589	$16,469	$(9,119)	$37,939
Office equipment	2,867	1,587	(861)	3,593
Computers and software	1,586	1,493	(572)	2,507
Tools and equipment	170	140	(58)	252
	$35,212	$19,689	$(10,610)	$44,291

	September 30, 2015	December 31, 2014
Carrying Value
Motor Vehicles	$54,916	$87,705
Office equipment	2,352	4,193
Computers and software	3,126	3,110
Tools and equipment	224	436
	$60,618	$95,444

Note 5 – Prepaid Expenses and Deposits

	September 30, 2015	December 31, 2014

Sundry receivables	$16,212	$3,145
Deposits	3,209	1,858
Recoverable deposit from third party	112,198	142,936
	$131,619	$147,939

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 6 – Mineral Licenses

On January 4, 2014 the Company’s subsidiary, SBS, entered into two agreements with unrelated third parties, YM Tengku Dato’ Kalsom Ibni Al-Marhum Sultan Abu Bakar and YM Tengku Dato’ Norazahan Ibni Al-Marhum Sultan Abu Bakar where under the Company was granted in consideration of all work and fees payable on the underlying lands a power of attorney granting a license to prospect, extract and monetize iron ore on the following two (2) properties:

NO	Mining Land	Mining Area (Hectares)
1	Sungai Bekil, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50
2	Sungai Semeriang, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50

The total mining area measures approximately 100 hectares (247 Acres). Under the terms of the agreements the Company may extract and sell the iron ore subject to the payment of 5% royalties, tributes, and all such other fees and expenses as may be assessed. Concurrently with the aforementioned agreements the Company and each of the respective parties entered into an exclusive operating agreement the terms of which set out terms and conditions for the mining operation including the annual costs of the mineral license, rents and other fees over the two-year term of the mineral license, totaling US$6,956 (RM$31,000) per mining area.

Note 7 – Office Lease

On July 10, 2015 the Company’s subsidiary entered into a two-year lease commencing August 1, 2015 for office premises in Kuala Lumpur.  Under the terms of the lease the Company will pay monthly rent of $583 USD (RM$2,600) and shall be responsible for all monthly utilities.  The Company has paid a deposit of two month rent and a deposit for utilities totaling $1,750 USD (RM$7,800).   The annual lease commitment, exclusive of utilities is noted below:

Fiscal 2016:  US$ 6,418 (RM$28,600)
Fiscal 2017   US$ 7,000 (RM$31,200)
Fiscal 2018    US$ 583 (RM$2,600)

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

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 9 – Advances from Related Parties / Related Parties Transactions

(a) Expenses paid by related parties:

	September 30, 2015	December 31, 2014

Expenses paid on behalf of the Company by its Directors	$137,397	$7,983
Expenses paid on behalf of the Company by controlling shareholder, LYF & Sons Realty Sdn Bhd	$526,424	$482,854

(b)
During the nine month period ended September 30, 2015 the Company entered into a subscription agreement with its President and CEO, Mr. Khing Ming for a total of 120 million shares at a price of $0.001 per share for total cash proceeds of $120,000. Mr. Lok paid cash for these shares in July of 2016. As at June 30, 2015, the amount payable under the subscription agreement has been recorded on the balance sheet as “subscription receivable”.

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

On June 15, 2015, the Company entered into Subscription Agreements with its President and CEO, Mr. Lok Khing Ming, and Mr. Liew Kin Sing, a resident of Malaysia, whereby the Company sold to Mr. Lok 120 million shares of its common stock and sold to Mr. Liew 100 million shares of common stock. Both sales were priced at the par value of $0.001. Mr. Lok and Mr. Liew paid cash for these shares in July of 2016. As at September 30, 2015, the amounts payable under the aforementioned subscription agreements has been recorded on the balance sheet as “subscription receivable”

As of September 30, 2015 and December 31, 2014, the Company has the Company has 720,802,346 and 500,000,000 shares of common stock issued and outstanding.

Note 11- Subsequent Events

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

Plan of Operations

Results of Operations

Revenues

During the September 30, 2015 quarter, we did not realize any revenues as we did not commence mining activities on our properties due to the depressed value of iron ore and we had not commenced our bauxite lead financing activities until June 2016. We expect the first quarter in which we will commence earning revenue will be the quarter ended March 31, 2017.

Operating Expenses

Our consolidated expenses for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015	Nine Months ended September 30, 2014

Mining exploration expenses	2,334	13,170	2,334	130,476
Professional fees	95,159	3,240	126,192	3,240
General and administrative	55,495	49,196	193,637	153,774
Total Operating Expenses	152,988	65,606	322,164	287,490

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries and miscellaneous office costs.

The increase in expenses for the nine-month period ended September 30, 2015 is primarily due to an increase in professional fees incurred incuding legal, filing and accounting fees as the Company completed a reverse merger transaction.  Salaries for ongoing staffing requirements following the conclusion of our prospecting efforts were allocated to General and administrative expense, which explains the period over period increase in that category of expenditure. General and administrative fees also experienced and incresae due to the addition of a corporate office and related office expenses.

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

Liquidity and Capital Resources

	At September 30, 2015	At December 31, 2014

Current Assets	133,196	161,236
Current Liabilities	715,139	493,795
Working Capital Deficit	(581,943)	(332,559)

As of September 30, 2015, the Company had total current assets of $133,196 and a working capital deficit of $581,943, compared to total current assets of $161,236 and a working capital deficit of $332,559 as of December 31, 2014. The increase in our working capital deficit was due to an increase in our accounts payable, and advances payable to a related party which allowed us to fund ongoing operations. A substantive portion of our current assets relate to sundry receivables and deposits on leased property, as well as a deposit paid to a third party by our subsidiary, SBS, which is expected to be recovered in fiscal 2017.

For the nine months ended September 30, 2015, we used $7,732 of cash for operations primarily as a result of a net loss from operations of $322,164 where we experienced a significant increase in advances from related parties of $262,808, an increase in accounts payable of $53,930, an increase in accounts receivable of $21,995, and depreciation expense of $19,689.

Net cash used in investing activities was $2,878 and net cash provided by financing activities was $35 during the nine months ended September 30, 2015.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the quarter ended September 30, 2015.

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

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.INS	XBRL Instance Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
(1)	Filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GMCI CORP.
(the "Registrant")

/s/ Calvin Chin
Name: Calvin Chin
Title: Chief Executive Officer

Date: March 16, 2017

/s/ M.W. Chan
Name: M.W. Chan
Title: Chief Financial Officer

Date: March 16, 2017