Form 10-K
period 2015-12-31
GMCI Corp.
filed 2017-05-24
CIK 1545312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDING DECEMBER 31, 2015

COMMISSION FILE NUMBER:  000-54629

GMCI CORP.
(Exact name of registrant as specified in its charter)

Nevada	47-5567250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 1 Tower 1 Avenue 3 The Horizon Bangsar South City, Kuala Lumpur, Malaysia 59200
(Address of principal executive offices, including zip code)

60-3-2242-2259
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock: $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filed required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part iii of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

The company has only sporadic trading. Therefore, no market value can be calculated. A total of 30,340,526 shares are held by non-affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: We had 720,802,346 shares of common stock outstanding as of May 19, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

		Page
	A Warning About Forward-Looking Statements

	PART I
Item 1.	Business	4
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Mine Safety Disclosures	10

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares	11
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 8.	Financial Statements and Supplementary Data	13
	(The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
Item 9A.	Controls and Procedures	14
Item 9B.	Other Information	14

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	15
Item 11.	Executive Compensation	16
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
Item 13.	Certain Relationships and Related Transactions, and Director Independence	18
Item 14.	Principal Accounting Fees and Services	18

PART IV

Item 15.	Exhibits, Financial Statements, Schedules	19
	Index to Financial Statements	19
	Index to Exhibits	21

 A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.— Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "GMCI” "we," "our," and "us" refer to GMCI CORP.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by GMCI CORP. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by GMCI CORP. with the SEC may also be obtained from GMCI CORP. by directing a request to GMCI CORP.  Attention: Calvin Chin, GMCI CORP., Level 1 Tower 1 Avenue 3, The Horizon, Bangsar South City, Kuala Lumpur, Malaysia 59200.

PART I

Item 1.        Business

Overview

The Company

GENERAL

GMCI Corp. (“GMCI,” or the “Company”) was incorporated in the State of Nevada on June 28, 2006, under the name “Pacific Metals Corp.”. On March 17, 2015, the Company changed its name to “GMCI Corp.” by conducting a statutory merger with its wholly-owned subsidiary, GMCI Corp., pursuant to Nevada Revised Statutes 92A.200 et. seq. As a result of such merger, the Company was the surviving entity.

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

On January 2, 2015, the Company filed a Certificate of Amendment with the State of Nevada to (a) increase the number of authorized shares of Common Stock from 200 million shares to 4 billion shares; and (b) decrease all of the Company's then issued and outstanding shares of Common Stock at a ratio of one (1) share for every 25 existing shares, with all fractional shares to be purchased by the Company at the price of $0.02 per share (the "Reverse Split"). These actions were taken by the Company's Board of Directors after receiving the written consent of shareholders holding 82.7% of the Company's voting shares.

On March 26, 2015, the Company, entered into a Share Exchange Agreement (the "SBS Agreement") with all of the shareholders of SBS Mining Corp. Malaysia Sdn. Bhd., ("SBS") a Malaysian corporation whose primary business is mining and exploration of properties located in Malaysia.  Pursuant to the Share Exchange Agreement, the Company acquired 600,000 shares of capital stock of SBS from the SBS Shareholders and in exchange issued 500,000,000 restricted shares of its common stock to the SBS Shareholders.

The 600,000 shares of SBS constituted all of the issued and outstanding shares of SBS and were held by a total of three (3) shareholders, including the Company's sole director and Chief Executive Officer, Mr. Lok Khing Ming. Mr. Lok Khing Ming owned ten percent (10%) of SBS, or 60,000 shares. The remaining shares were owned by Mr. Liew Chin Loong (90,000 shares; 15%), who resides in Malaysia and LYF & Son Realty Sdn. Bhd., a Malaysian corporation (450,000 shares; 75%). Pursuant to the Share Exchange Agreement, Mr. Lok received 50 million shares of the Company's common stock; Mr. Liew received 75 million shares; and LYF & Son Realty Sd. Bhd. received 375 million shares. As a result of the Share Exchange Agreement, SBS became a wholly owned subsidiary of the Company and the Company now carries on the business of SBS as its primary business. The closing of the SBS Agreement occurred on April 23, 2015.

SBS Mining Corp. Malaysia Sdn. Bhd. is a producer of metal ore and is focused on producing iron ore, bauxite and tin ore. Currently SBS is principally engaged in the prospecting of minerals and to carry out the mining of minerals upon successful exploration.  The Company is not in actual development or production of any mineral deposits.

CURRENT INVESTMENTS

At the time of the acquisition of SBS by GMCI, SBS held licenses to the following two (2) properties on which it is prospecting for iron ore mining:

NO	Mining Land	Mining Area (Hectares)
1	Sungai Bekil, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50
2	Sungai Semeriang, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50

The total mining area measures approximately 100 hectares (247 Acres).

In January 2016, the licenses for these concessions expired. SBS is in negotiations with the owners of these concessions.

At the time that the SBS Agreement was concluded (approximately the second quarter of 2015), the market price for iron ore was between $45 and $65. SBS believed that there would be a downward trend for iron ore prices and eventually the market price fell below $45 in December 2015. Therefore, SBS Mining commenced a plan to move into financing bauxite mining and trading in the surrounding area. SBS believes that shipments and demand for bauxite will increase, as illustrated by the fact that China imported 14 times more bauxite from Malaysia in November 2014 than in March 2014, after an export ban in Indonesia stopped supplies of the ore to the world's biggest consumer of industrial metals.

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

EMPLOYEES

Effective December 12, 2014, Mr. Lok Khing Ming was added as the Chief Executive Officer, President, Treasurer and sole director of the Company.

As of the closing of the SBS Agreement, Mr. Lok does not draw a salary.  Notwithstanding the current arrangement, the Company may pay Mr. Lok a salary or other compensation on a bonus basis in the future, in amounts determined in the discretion of the Company or as negotiated, which compensation may take the form of cash, stock issuances, employee options and promissory notes.

On October 5, 2016, the Board of Directors (the “Board”) of GMCI Corp., a Nevada corporation (the “Company”), appointed its current Chief Executive Officer, Mr. Lok Khing Ming, as the Company’s Chairman of the Board.

Concurrently therewith, Mr. Calvin Chin, the Company’s current Chief Financial Officer (“CFO”) was appointed as the Chief Executive Officer (“CEO”), which left a vacancy for the position of Chief Financial Officer. The following individuals were therefore appointed to their respective positions:

M.W. Jason Chan as the Company’s Chief Financial Officer.
S.N. Loh as the Company’s Chief Operating Officer.
Dr. Brian Kee Mun Wong as the Company’s Chief Marketing Officer.
Kevin Chea Lin Liu as the Company’s Chief Sales Officer.

Following is biographical information for each of the new Officers listed above.

M.W. “Jason” Chan
From August 2010 to September 2016, Mr. Chan managed a portfolio of audit clients with divergent operations, including but not limited to, public offerings, due diligence audits, restructuring and reverse takeovers for Baker Tilly Monteiro Heng, an accounting and audit firm located in Kuala Lumpur, as its Director of Transaction Reporting division.

S.N. Loh
From April 2012 to October 2015, Mr. Loh was the General Manager responsible for marketing, sales, business development and planning for WRP Asia Pacific Sd. Bhd., a medical glove manufacturing company located in Malaysia. From August 2009 to March 2012, Mr. Loh was the Operations Director, responsible for factory operations, for Vinh Chanh Co. Ltd., a bio mass fuel supplier in Vietnam.

Dr. Brian Kee Mun Wong

From March 2016 to August 2016, Dr. Wong was Marketing Director for Putra Business School in Serdang, Malaysia. While in this position he was responsible for implementing new marketing strategies for the school. From November 2014 to February 2016, he was Head of Infrastructure Segment (Marketing) for Lafarge Malaysia Bhd, a construction company located in Damansara, Malaysia. His responsibilities in this position included overseeing the budget and growth of the infrastructure segment business. From February 2013 to October 2014, Dr. Wong was responsible for market intelligence data as Head of Research & Informatics at Malaysia Healthcare Travel Council in Malaysia. From July 2009 to June 2011, Dr. Wong was a faculty member in Taylor’s University, Malaysia.

Kevin Chea Lin Liu

From March 2014 to March 2016, Mr. Liu was Managing Director responsible for recruitment at AIMS Select, a human resources management and services company located  in Kuala Lumpur, Malaysia. From November 2010 to January 2014, Mr. Liu was Head of Retail Sales for Maxis, a telecommunications company located in Malaysia.

Executive Offices

Our principal executive offices are located at Level 1 Tower 1 Avenue 3 The Horizon, Bangsar South City, Kuala Lumpur, Malaysia 59200.  Our telephone number is 60-3-2242-2259.

Item 1A.     Risk Factors

RISK FACTORS RELATING TO GMCI CORP. AND ITS BUSINESS

LOSSES FROM CONTINUING OPERATIONS MAY OCCUR AND, AS A RESULT, THE PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY AFFECTED.  IF WE ARE NOT ABLE TO GROW OUR BUSINESS, THE RESULTS OF OUR OPERATIONS AND OUR FINANCIAL CONDITION MAY BE ADVERSELY IMPACTED.

Risks Related to Our Business

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

At December 31, 2015 and December 31, 2014, the Company reported a net loss of $435,185 and $385,329, respectively. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2015 and beyond based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of  commencement of revenues from our proposed operating activities.  While we expect to commence revenues within the next 24 months, there can be no assurance that we will ever achieve profitable operations. We continue to rely on funding from our officers, directors and controlling shareholders to meet our operational shortfalls.  While we expect to continue to have these resources available to us, there is no guarantee we will be able to continue to meet our obligations in the normal course. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

As of December 31, 2015 the Company had approximately $869,011 in debt, which if it cannot repay when due, will permit the holders to seek renegotiation or bankruptcy alternatives, the result of which could terminate implementation of the business plan.

The Company has $869,011 of debt related toaccounts payable, including trade payables, and advances from related parties.  If the Company is unable to repay any of its obligations when due, the creditors could put the company into bankruptcy or force renegotiation of the terms of outstanding debt on terms that may be substantially less favorable.  In either event, the ability of the Company to pursue its business plan will be impaired and the equity of the company will become worthless.  To settle existing debt and any other debt outstanding from time to time, the Company may seek agreement with the holders to exchange the debt or obligation for shares of capital stock.  In that case, there may be dilution experienced by investors in the Company.  The management cannot predict whether it will be able to use any capital stock in this manner or the amount of capital stock that may have to be issued.

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business

Because our principal assets will be located in Malaysia, outside of the United States, and our officers and directors, reside outside of the United States, it may be difficult for an investor to enforce any right based on U.S. federal securities laws against us and/or our officers and directors, or to enforce a judgment rendered by a United States court against us or our officers or directors.

Our principal operations and assets will be located in Malaysia, outside of the United States, and our officers and directors are non-residents of the United States. Therefore, it may be difficult to effect service of process on all our officers or directors in the United States, and it may be difficult to enforce any judgment rendered against our officers or directors. As a result, it may be difficult or impossible for an investor to bring an action against all our officers or directors, in the event that an investor believes that such investor's rights have been infringed under the U.S. securities laws, or otherwise. Even if an investor is successful in bringing an action of this kind, the laws of Malaysia, or any other country, may render that investor unable to enforce a judgment against the assets of our officers or directors. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management, officers or directors, compared to shareholders of a corporation doing business and whose officers and directors reside within the United States.

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

We cannot assure you that we will declare dividends or have the available cash to make dividend payments, and as a result you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

Although we do not currently intend to pay dividends, to the extent we decide in the future to pay dividends on our common stock, we will pay such dividends at such times and in such amounts as the board of directors determines appropriate and in accordance with applicable law. Our board of directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as our board of directors may deem relevant. There can be no assurance that we will pay dividends going forward or as to the amount of such dividends. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Our common stock is and will be subordinate to all of our existing and future indebtedness.

Shares of our common stock are common equity interests in us and, as such, will rank junior to all of our existing and future indebtedness and other liabilities. Additionally, our right to participate in a distribution of assets upon any of our subsidiaries’ liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors.

Because we may be subject to the “penny stock” rules, you may have difficulty in selling our common stock.

Our common stock may be subject to regulations of the SEC relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for your common stock and could limit your ability to sell your securities in the secondary market.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA has adopted rules that require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Item 1B.     Unresolved Staff Comments

Not applicable.

Item 2.        Properties

The Company office is located at Level 1 Tower 1 Avenue 3 The Horizon, Bangsar South City, Kuala Lumpur, Malaysia 59200.  The SBS office is located at No 1, 1st Floor, Lorong Sekilau 1, Bukit Sekilau, 25200 Kuanan, Pahang Darul Makmur, Malaysia.

Item 3.        Legal Proceedings

In the ordinary course of business, the Company may become involved in legal proceedings from time to time. The Company is not currently party to any legal proceedings, nor is it aware of any material pending legal proceedings.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

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

Number of Holders

As of March 14, 2017, we had 204 shareholders of record of our common stock and believe that there may be additional beneficial holders of our common stock.

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

Recent Sales of Unregistered Securities

1. On May 20, 2014, the Company acquired numerous maps, old drill log results and other data from a mining data base. In exchange for the data, 100,000 shares of common stock were issued. The acquired data was recognized as an intangible asset and measured at the market value of the common stock on date of issuance of $0.025; as such the cost base of the assets was $2,500.

2. On November 20, 2014, the Company entered a Debt Swap agreement with its former parent company Pacific Gold Corp, whereby the company indebtedness to the parent company from $204,932 as of November 20, 2014 to $195,000 in 10% interest rate convertible notes with conversion price at $0.05 per share.  The notes were later waived and released by the holder.

3. During the period ended December 31, 2014, the Company received funds in the amount of $23,468 from a third party. These amounts are due on demand and bear no interest.

4. On March 26, 2015, the Company entered into a Share Exchange Agreement (the "Share Exchange Agreement") with all of the shareholders of SBS Mining Corp. Malaysia Sdn. Bhd., ("SBS") a Malaysian corporation.  Pursuant to the Share Exchange Agreement, the Company acquired 600,000 shares of capital stock of SBS from the SBS Shareholders and in exchange issued 500,000,000 restricted shares of its common stock to the SBS Shareholders.

The 600,000 shares of SBS constituted all of the issued and outstanding shares of SBS and were held by a total of three (3) shareholders, including the Company's sole director and Chief Executive Officer, Mr. Lok Khing Ming. Mr. Ming owned ten percent (10%) of SBS, or 60,000 shares. The remaining shares were owned by Mr. Liew Chin Loong (90,000 shares; 15%), who resides in Malaysia and LYF & Son Realty Sdn. Bhd., a Malaysian corporation (450,000 shares; 75%). Pursuant to the Share Exchange Agreement, Mr. Lok received 50 million shares of the Company's common stock; Mr. Liew received 75 million shares; and LYF & Son Realty Sdn. Bhd. received 375 million shares.

5. On June 15, 2015, the Company entered into Subscription Agreements with its President and CEO, Mr. Lok Khing Ming, and Mr. Liew Kin Sing, a resident of Malaysia, whereby the Company sold to Mr. Lok 120 million shares of its common stock and sold to Mr. Liew 100 million shares of common stock. Both sales were priced at the par value of $0.001. Mr. Lok and Mr. Liew paid cash for these shares.

Exemptions from Registration

The shares of common stock and debt referenced in items #1 -3 above were issued in reliance upon an exemption from registration afforded under Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering, or Regulation D promulgated thereunder.  These issuances were exempt transactions pursuant to Section 4(2) of the Securities Act as they were private transactions by the Company and did not involve any public offering.

The sales described in items #4 and #5 above were made pursuant to the exemption from registration set forth in Regulation S, promulgated by the Securities Exchange Commission under the Securities Act of 1933. No underwriters were utilized in connection with this sale of securities.

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

Issuer Purchases of Equity Securities

There were no repurchases of common stock for the fiscal year ended December 31, 2015.

Item 6.    Selected Financial Data

Not applicable.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of GMCI CORP. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Results of Operations

Revenues

During the fiscal year ended December 31, 2015 we did not realize any revenues as we did not commence mining activities on our properties due to the depressed value of iron ore.  Further we had not commenced our bauxite lead financing activities until subsequent to the fiscal year end. We expect the first quarter in which we will commence earning revenue will be the quarter ended March 31, 2017.

Operating Expenses

Our consolidated expenses for the fiscal years ended December 31, 2015 and 2014:

	Year ended
	December 31,
	2015	2014

Operating Expenses
Mining exploration expenses	$2,829	$134,762
Professional fees	201,433	3,818
General and administrative	230,923	246,596
Total Operating Expenses	$435,185	$385,176

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries and miscellaneous office costs.

The increase in expenses for the fiscal year ended December 31, 2015 is primarily due to a substantive increase in professional fees incurred including legal, filing and accounting fees as the Company completed a reverse merger transaction in March of fiscal 2015.  Salaries for ongoing staffing requirements following the conclusion of our prospecting efforts were allocated to General and administrative expense, which explains the period over period increase in that category of expenditure. General and administrative fees experienced a slight reduction from $246,596 in fiscal 2014 to $230,923 in fiscal 2015 as a result of a reduction to overall office costs.

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

Further in fiscal 2015 the Company recorded impairment on collection of other receivables in the total amount $128,358 with no comparative entry in fiscal 2014.  During fiscal 2014 the Company provided an advance of $128,358 (RM$500,000) to a third party, the collectability was determined to be impaired in the current fiscal year.

Net losses in fiscal 2015 and 2014 totaled $563,543 and $385,329 respectively.

Liquidity and Capital Resources

	At December 31, 2015	At December 31, 2014

Current Assets	$44,999	$162,666
Current Liabilities	869,011	495,225
Working Capital Deficit	$(824,012)	$(332,559)

As of December 31, 2015, the Company had total current assets of $44,999 and a working capital deficit of $824,012, compared to total current assets of $162,666 and a working capital deficit of $332,559 as of December 31, 2014. The increase in our working capital deficit was due to an increase in our accounts payable, and advances payable to a related party which allowed us to fund ongoing operations. Further the Company’s current assets were reduced by $128,358 in the current fiscal year as a result of the impairment of certain other accounts receivable. A substantive portion of our current assets relate to sundry receivables and deposits on leased property, as well as a deposit paid to a third party by our subsidiary, SBS, which is expected to be recovered in fiscal 2017.

During the fiscal year ended December 31, 2015, cash provided by operating activities totaled $10,360, primarily as a result of a net loss from operations of $563,543 where we experienced a significant increase in advances from related parties of $356,413, a reduction to other receivables of $128,358 as a result of the impairment of certain other accounts receivable, an increase in accounts payable of $88,400, an increase in accounts receivable of $24,722, and depreciation expense of $25,454. During fiscal 2014 we reported cash used by operating activities of $312,917 as a result of advances from related parties of $204,650, an increase in accounts payable of $1,755, an increase in accounts receivable of $163,395, and depreciation expense of $29,402.

Net cash used in investing activities was $3,370 (December 31, 2014 - $21,836) and net cash provided by financing activities was $35 (December 31, 2014 - $152,925) during the fiscal year ended December 31, 2015 as the Company did not receive proceeds from any further share subscriptions.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (‘SEC”).

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. Refer to Note 1 of the audited financial statements included herein.

There have been no material changes to these policies during fiscal 2016.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.        Financial Statements and Supplementary Data

   The financial statements appear beginning on page F-1, immediately following the signature page of this report.

FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED
DECEMBER 31, 2015 AND 2014

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GMCI Corp.:

We have audited the accompanying consolidated balance sheets of GMCI Corp. (“the Company”) as of December 31, 2015 and 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of GMCI Corp., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
May 23, 2017

GMCI Corp.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$17,334	$13,297
Prepaid expenses and deposits	27,665	149,369
Total Current Assets	44,999	162,666

Plant and equipment, net	57,586	95,444

TOTAL ASSETS	$102,585	$258,110

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and accrued liabilities	$86,512	$2,958
Advances payable, related party	782,499	492,267
Total Current Liabilities	869,011	495,225

Total Liabilities	869,011	495,225

Stockholders' Deficit
Common stock - $0.001 par value; 4,000,000,000 shares authorized, 720,802,346 and 500,000,000 issued and outstanding at December 31, 2015 and December 31, 2014	720,802	500,000
Preferred Stock - $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2015 and December 31, 2014	-	-
Subscriptions receivable	(220,000)	-
Additional Paid in Capital	(360,607)	(316,348)
Other comprehensive income (loss)	94,847	17,158
Accumulated deficit	(1,001,468)	(437,925)
Total Stockholders' Deficit	(766,426)	(237,115)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$102,585	$258,110

See accompanying notes to the financial statements

GMCI Corp.
Consolidated Statements of Operations

	Year ended
	December 31,
	2015	2014

Revenue	$-	$-

Operating Expenses
Mining exploration expenses	2,829	134,762
Professional fees	201,433	3,818
General and administrative	230,923	246,596
Total Operating Expenses	435,185	385,176

Impairment of uncollected other receivable	(128,358)	-

(Loss) from operation	(563,543)	(385,176)

(Loss) before taxation	(563,543)	(385,176)
Taxation	-	(153)
Net (Loss)	$(563,543)	$(385,329)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding: Basic and Diluted	620,560,704	178,082,192

Comprehensive Income (Loss):
Net loss	$(563,543)	$(385,329)
Effect of foreign currency translation	77,689	16,239
Comprehensive Loss	$(485,854)	$(369,090)

See accompanying notes to the financial statements

GMCI Corp.
Consolidated Statements of Changes in Stockholders' Deficit

					Accumulated
	Common Stock		Shares	Additional	Other
		Par	Subscription	Paid in	Comprehensive	Accumulated	Total
	Shares	Value	Receivable	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2013	83,333,333	$83,333	$-	$(52,606)	$919	$(52,596)	$(20,950)
Share issuance for cash	416,666,667	416,667	-	(263,742)	-	-	152,925
Foreign currency translation adjustments	-	-	-	-	16,239	-	16,239
Loss for the period	-	-	-	-	-	(385,329)	(385,329)
Balance, December 31, 2014	500,000,000	500,000	-	(316,348)	17,158	(437,925)	(237,115)
Recapitalization/shares issued as part of reverse merger (Notes 3, 8)	802,346	802	-	(246,258)	-	-	(245,456)
Convertible note released and waived	-	-	-	201,999	-	-	201,999
Share issuance for cash	220,000,000	220,000	(220,000)	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	77,689	-	77,689
Loss for the period	-	-	-	-	-	(563,543)	(563,543)
Balance, December 31, 2015	720,802,346	$720,802	$(220,000)	$(360,607)	$94,847	$(1,001,468)	$(766,426)

See accompanying notes to the financial statements

GMCI Corp.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(563,543)	$(385,329)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	25,454	29,402
Impairment of uncollected other receivable	128,358	-
Changes in operating assets and liabilities:
Other receivable and deposits	(24,722)	(163,395)
Accounts Payable and accrued liabilities	88,400	1,755
Advances, related parties	356,413	204,650
NET CASH USED IN OPERATING ACTIVITIES	10,360	(312,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment	(3,370)	(21,836)
NET CASH USED IN INVESTING ACTIVITIES	(3,370)	(21,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription	-	152,925
Cash acquired via reverse acquisition	35	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	35	152,925

Effects of changes in foreign exchange rate	(2,988)	493

NET CHANGE IN CASH	4,037	(181,335)
CASH AT BEGINNING OF PERIOD	13,297	194,632
CASH AT END OF PERIOD	$17,334	$13,297

Cash Paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash financing and investing activities:
Other receivable and deposits acquired per reverse merger	$(6,000)	$-
Accounts payable and accrued liabilities acquired per reverse merger	9,448	-
Convertible notes acquired per reverse merger	195,000	-
Amounts due to related parties acquired per reverse merger	47,043	-
Convertible note released and contributed to additional paid in capital	(195,000)
Accrued interest contributed to additional paid in capital	(6,999)
	$43,492	$-

See accompanying notes to the financial statements

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At December 31, 2015, cash includes cash on hand and cash in the bank.

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

Plant and equipment and depreciation

Plant and equipment are stated at cost less accumulated depreciation and impairment loss, if any. Depreciation is calculated on straight line basis to write off the cost of plant and equipment over their expected useful lives at the following annual rates:

Motor Vehicles	20%
Office equipment	33%
Tools and equipment	33%
Computer and software	33%

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

Exploration expenditures
Exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects and prospecting activities are charged to expense as incurred. During the years ended 2015 and 2014, the Company incurred exploration expenses of $2,829 and $134,762, respectively.  As at June 30, 2014 the Company had completed its prospecting activities in relation to certain iron ore resources, at which time all associated overhead pending the extraction of the resource in place has been allocated to general operating expense, save certain annual expenses for permitting and licensing of the property which are recorded in the current period.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of December 31, 2015, and 2014, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 1 – Organization and Summary of Significant Accounting Policies (cont’d)

Recently issued accounting pronouncements

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." Under this guidance, deferred tax liabilities and assets are required to be classified as noncurrent in a classified statement of financial position. Prior to this guidance, the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) would be presented as a net current asset or liability and net non-current asset or liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with earlier application permitted. This amendment will not have a material impact on our financial statements.

On September 25, 2015, the FASB issued Accounting Standards Update, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. This amendment will not have a material impact on our financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts. Currently, debt issuance costs are presented as a deferred asset. The recognition and measurement requirements will not change as a result of this guidance. The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis. This amendment will not have a material impact on our financial statements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 2 – Going Concern

At December 31, 2015 and December 31, 2014, the Company reported a net loss of $563,543 and $385,329, respectively. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2016 and beyond based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

On March 26, 2015, GMCI entered into a Share Exchange Agreement (the "Agreement") with all of the shareholders of SBS Mining Corp. Malaysia Sdn. Bhd., ("SBS") a Malaysian corporation whose primary business is mining and exploration of properties located in Malaysia.  Pursuant to the Share Exchange Agreement, the Company acquired 600,000 shares of capital stock of SBS from the SBS Shareholders and in exchange issued 500,000,000 restricted shares of its common stock to the SBS Shareholders.  As a result of the aforementioned transactions a total of 802,346 shares of the Company’s common stock issued and outstanding at December 31, 2014 are reflected as part of the recapitalization transactions impacted March 26, 2015, in our Statements of Stockholder’s Equity (Deficit).

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed relative to the Parent company operations, at the business combination transaction date:

Cash and bank balance	$35
Other receivable and deposits	6,000
Total identifiable assets	$6,035

Other payables and accruals	$9,448
Amounts due to related parties	47,043
Convertible notes	195,000
Total identifiable liabilities	$251,491

Net identifiable assets	$(245,456)

Note 4 – Plant and Equipment

	December 31, 2014	Additions	FX changes	December 31, 2015
Cost
Motor Vehicles	$118,294	$-	$(21,931)	$96,363
Office equipment	7,060	984	(1,387)	6,657
Computers and software	4,696	2,386	(1,236)	5,846
Tools and equipment	606		(112)	494
	$130,656	$3,370	$(24,666)	$109,360

	December 31, 2014	Additions	FX changes	December 31, 2015
Accumulated depreciation
Motor Vehicles	$30,589	$21,246	$(7,644)	$44,191
Office equipment	2,867	2,045	(722)	4,190
Computers and software	1,586	1,982	(478)	3,090
Tools and equipment	170	181	(48)	303
	$35,212	$25,454	$(8,892)	$51,774

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 4 – Plant and Equipment (cont’d)

	December 31, 2013	Additions	FX changes	December 31, 2014
Cost
Motor Vehicles	$112,052	$13,960	$(7,718)	$118,294
Office equipment	4,569	2,952	(461)	7,060
Computers and software	741	4,276	(321)	4,696
Tools and equipment	-	648	(42)	606
	$117,362	$21,836	$(8,542)	130,656

	December 31, 2013	Additions	FX changes	December 31, 2014
Accumulated depreciation
Motor Vehicles	$7,241	$25,425	$(2,077)	$30,589
Office equipment	796	2,174	(103)	2,867
Computers and software	74	1,622	(110)	1,586
Tools and equipment	-	181	(11)	170
	$8,111	$29,402	$(2,301)	$35,212

	December 31, 2015	December 31, 2014
Carrying Value
Motor Vehicles	$52,172	$87,705
Office equipment	2,467	4,193
Computers and software	2,756	3,110
Tools and equipment	191	436
	$57,586	$95,444

Note 5 – Prepaid expenses and deposits

	December 31, 2015	December 31, 2014

Sundry receivables	$4,471	$3,145
Deposits	23,194	3,288
Recoverable deposit from third party	-	142,936
	$27,665	$149,369

Note 6 – Mineral Licenses

On January 6, 2014 the Company’s subsidiary, SBS, entered into two agreements with unrelated third parties, YM Tengku Dato’ Kalsom Ibni Al-Marhum Sultan Abu Bakar and YM Tengku Dato’ Norazahan Ibni Al-Marhum Sultan Abu Bakar where under the Company was granted in consideration of all work and fees payable on the underlying lands a power of attorney granting a license to prospect, extract and monetize iron ore on the following two (2) properties:

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 6 – Mineral Licenses (Cont’d)

NO	Mining Land	Mining Area (Hectares)
1	Sungai Bekil, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50
2	Sungai Semeriang, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50

The total mining area measures approximately 100 hectares (247 Acres). Under the terms of the agreements the Company may extract and sell the iron ore subject to the payment of 5% royalties, tributes, and all such other fees and expenses as may be assessed. Concurrently with the aforementioned agreements the Company and each of the respective parties entered into an exclusive operating agreement the terms of which set out terms and conditions for the mining operation including the annual costs of the mineral license, rents and other fees over the two-year term of the mineral license, totaling US$7,219 (RM$31,000) per mining area.

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

Note 8 – Office Lease

On February 28, 2014, the Company’s subsidiary entered into a two-year sublease commencing March 1, 2014 for shared office premises in Kuala Lumpur.  Under the terms of the sublease the Company will pay monthly rent of $233 USD (RM$1,000) and shall be responsible for all monthly utilities.  The Company has paid a deposit of two months rent and a deposit for utilities with a cumulative total of $466 USD (RM$2,000).   In February 2015, the Company verbally agreed with the landlord to assume additional office space upon departure of the tenant with whom the sublease had been agreed.  For the period February 2015 until November 2015, the Company paid base rent of $513 USD (RM$2,200).  In November 2015, the Company and the landlord agreed to terminate the lease with no further obligation.

On July 10, 2015, the Company’s subsidiary entered into a two-year lease commencing August 1, 2015 for office premises in Kuala Lumpur.  Under the terms of the lease the Company will pay monthly rent of $605 USD (RM$2,600) and shall be responsible for all monthly utilities.  The Company has paid a deposit of two months rent and a deposit for utilities with a cumulative total of $1,816 USD (RM$7,800).   The annual lease commitment, exclusive of utilities is noted below:

Fiscal 2016 - US$6,660 (RM$28,600)
Fiscal 2017 - US$7,266 (RM$31,200)
Fiscal 2018 - US$605 (RM$2,600)

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 9 – Advances from Related Parties / Related Parties Transactions

(a) Expenses paid by related parties:

	December 31, 2015	December 31, 2014

Expenses paid on behalf of the Company by its Directors	$219,792	$9,413
Expenses paid on behalf of the Company by controlling shareholder, LYF & Sons Realty Sdn. Bhd.	$546,585	$482,854
Advances to the Company by Sincere Pacific Mining(M) Sdn. Bhd. (1)	$16,122	-
Total	$782,499	$492,267
(1)	Sincere Pacific Mining is a company which shares a director in common with SBS.

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

On June 15, 2015, the Company entered into Subscription Agreements with its President and CEO, Mr. Lok Khing Ming, and Mr. Liew Kin Sing, a resident of Malaysia, whereby the Company sold to Mr. Lok 120 million shares of its common stock and sold to Mr. Liew 100 million shares of common stock. Both sales were priced at the par value of $0.001. Mr. Lok and Mr. Liew paid cash for these shares in July of 2016. As at December 31, 2015, the amounts payable under the aforementioned subscription agreements has been recorded on the balance sheet as “subscription receivable”

As of December 31, 2015 and December 31, 2014, the Company has 720,802,346 and 500,000,000 shares of common stock issued and outstanding.

Note 11 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2015 and 2014, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $1,001,468 and $437,925 at December 31, 2015 and 2014, respectively, and will begin to expire in the year 2034.

GMCI Corp.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 11 – Income Taxes (Cont’d)

The Company had deferred income tax assets as of December 31, 2015, and 2014 as follows:

	December 31, 2015	December 31, 2014
Operating loss carryforwards before income tax	$1,001,483	$437,925
Expected recovery at statutory rate 34%	34%	34%
Loss carryforwards	340,504	148,895
Less - valuation allowance	(340,504)	(148,895)
Total net deferred tax assets	$-	$-

Item 9.        Changes in and Disagreements with Accountants and Financial Disclosure

None.

Item 9A.     Controls and Procedures

(a)	Evaluation of Disclosure Controls

Our management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files and submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

(b)	Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements fairly represent the Company’s consolidated financial position and results of operations for the periods and as of the dates stated therein.

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

Under the direction of Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During fiscal 2015 the Company achieved increased segregation of duties by retaining additional employees to deal with general administrative and financial matters, as well as segregated duties for corporate officers. While management has retained additional employees and has implemented additional control procedures within the  framework of controls over financial reporting, the Company is still evaluating possible weaknesses in our system of controls.  Management periodically re-evaluates this situation and reports to the registered public accounting firm to the Company about this condition. Based on our overall controls, and considering the reporting and interaction by our Board of Directors, management determined that the Company’s system of internal control over financial reporting was not effective as of December 31, 2015.  Management is continuing to implement further measures to ensure an effective framework of controls is in place for our future reporting periods.

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

None

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

(a) – (b) Identification of Directors and Executive Officers.

The Company: The following table identifies all of the members of the Company’s Board of Directors and its Executive Officers, as of March 14, 2017. The members of the Board serve until the next annual meeting and a successor is appointed and qualified, or until resignation or removal.

Name	Age	Positions Held	Date of Appointment
Lok Khing Ming	45	Sole Director, Chairman of the Board	October 5, 2016(1)
Calvin Chin	41	Chief Executive Officer	October 5, 2016(2)
M.W. “Jason” Chan	43	Chief Financial Officer	October 5, 2016
S.N. Loh	44	Chief Operating Officer	October 5, 2016
(1)	Mr. Lok was originally appointed as an officer and director on December 12, 2014.
(2)	Mr. Chin was originally appointed as the Chief Financial Officer of GMCI on October 1, 2015.

(c)  Identification of certain significant employees. The Company currently does not have any significant employees.

(d) Family relationships. None.

(e)  Business experience

Mr. Lok Khing Ming, Sole Director and Chairman of Board

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

In November 1991 Mr. Lok earned a Diploma in Electronic Engineering from the Federal Institute of Technology, Malaysia.

Calvin Chin – Chief Executive Officer

Mr. Chin was the Head of Finance for HCM-Hygenic Corporation (M) Sdn. Bhd. (US multinational corporation) located in Batu Gajah, Perak, Malaysia) from July 2004 to October 2015. Mr. Chin’s duties included leading and emerging the finance team and assisting the managing auditor in management of the daily business operations. Mr. Chin, acting as one of the local directors for the Malaysia entity and sat on the Board of Directors as part of a decision maker for the Malaysia business entity. Mr. Chin reported directly to the CFO based in the Unites States on the financial position of the Malaysia Corporation.

Mr. Chin was a lead auditor with Ernst & Young from 2004 to 2008 and has auditing experience in specializing in Manufacturing, retailing, plantation and property development industry.

Mr. Chin earned a Professional degree from the Association of Certified Chartered Accountants. (ACCA , UK)

M.W. “Jason” Chan – Chief Financial Officer

From August 2010 to September 2016, Mr. Chan managed a portfolio of audit clients with divergent operations, including but not limited to, public offerings, due diligence audits, restructuring and reverse takeovers for Baker Tilly Monteiro Heng, an accounting and audit firm located in Kuala Lumpur, as its Director of Transaction Reporting division.

S.N. Loh – Chief Operating Officer

From April 2012 to October 2015, Mr. Loh was the General Manager responsible for marketing, sales, business development and planning for WRP Asia Pacific Sdn. Bhd., a medical glove manufacturing company located in Malaysia. From August 2009 to March 2012, Mr. Loh was the Operations Director, responsible for factory operations, for Vinh Chanh Co. Ltd., a bio mass fuel supplier in Vietnam.

(f)   Involvement in certain legal proceedings.

None of the Company’s executive officers or directors have been involved in any legal proceedings during the past ten (10) years.

(g)  Promoters and control persons.

LYF & Son Realty Sdn. Bhd. is the Company’s controlling shareholder and is a Malaysian corporation. LYF & Son has not been a party to any legal proceedings at any time during the past ten (10) years.

Corporate Governance

Nominating Committee.  We have not established a Nominating Committee because of our limited operations; and because we have only one director, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee.  We do not have an Audit Committee. The Company's board of directors performs some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Code of Ethics.  We do not currently have a Code of Ethics in place for the Company, although our Board of Directors has developed a framework for adoption in the coming months. Our business operations are currently not complex and are very limited. The Company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

Item 11.      Executive Compensation

Executive Compensation

The Company has not paid any compensation to any of its officers or directors and does not have any agreements in place or understandings to pay any compensation to its officers and directors.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 14, 2017 by: (1) each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all of our current directors and executive officers as a group. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Named Directors and Executive Officers
Lok Khing Ming (2) - Sole Director, Chairman of Board No. 20 Jalan Raja Nong 6 Taman Bunga Raya 41000 Klang Selangor Darul Ehsan, Malaysia	140,461,820	19.5%
Calvin Chin – Chief Executive Officer Perdana Exclusive Condo, Jalan PJU8/1 47820 Damansara Perdana Petaling Jaya, Selangor Darul Ehsan Malaysia	-0-	---
M.W. Jason Chan - Chief Financial Officer Level 1, Tower 1 Avenue 3, The Horizon Bangsar South City 59200 Kuala Lumpur Malaysia	-0-	---
S.N. Loh – Chief Operating Officer 19 Laluan Lapangan Siber 3 Bandar Cyber 31350 Ipoh, Perak Darul Ridzuan Malaysia	-0-	---
Directors and Executive Officers as a Group(2)	140,461,820	19.5%
5%+ Shareholders
Lok Khing Ming(2) No. 20 Jalan Raja Nong 6 Taman Bunga Raya 41000 Klang Selangor Darul Ehsan, Malaysia	140,461,820	19.5%
LYF & Son Realty Sdn. Bhd. 37A 1st Fl. Lintasan Perajurit 6 Taman Perak 31400 Ipoh, Perak Darul Ridzuan, Malaysia	375,000,000	52.0%
Liew Chin Loong L/491-B, Jin Pengkalan Chepa 15400 Kota Bahru Kelantan Darul Naim, Malaysia	75,000,000	10.4%
Liew Kin Sing (3) 24 Laluan Rukam 12 Pekan Razaki Ipoh, Perak 31350 Malaysia	100,000,000	13.9%
All 5%+ Shareholders as a Group	690,461,820	95.8%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 14, 2017. As of March 14, 2017, there were 720,802,346 shares of our company’s common stock issued and outstanding.

(2)
Lok Khing Ming, was appointed sole director of the Company effective December 12, 2014 and then appointed Chairman of the Board on October 5, 2016. Included in his 140,461,820 shares are 82,159,951 shares held by My Premier Trustee (Malaysia) Berhad for the sole benefit of Mr. Lok and 58,301,869 shares held by Victory Global Trustee Company Limited for  the sole benefit of Mr. Lok.

(3)	These shares, beneficially owned and controlled by Mr. Liew, are held in trust by MyPremier Trustee (Malaysia) Berhand.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.              Certain Relationships and Related Transactions and Director Independence

During Fiscal Year 2015, there were no other material transactions between the Company and any officer, director or related party that has not been disclosed in Note 9 the financial statements.

Additionally, except as provided in the preceding sentence, there are no officers, directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	The Officers and Directors; Any person proposed as a nominee for election as a director;

•	Any other person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•	Any relative or spouse of any of the foregoing persons who have the same house as such person; and

•
 Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

Item 14.  Principal Accountant Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for the fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015 $	December 31, 2014 $
Audit Fees	25,000	25,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	25,000	25,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.  Exhibits, Financial Statements, Schedules

(a) Financial Statements and Schedules.

The following documents have been filed as a part of this annual report on Form 10-K.  The financial statements and schedules required to be filed hereunder are set forth at the end of this Annual Report on Form 10-K beginning on page F-1, and are accompanied by a Financial Statements Index.

Exhibits.

The Exhibit Index attached behind the signature page is incorporated herein by reference.

FINANCIAL STATEMENTS INDEX

Page
Management’s Report on Internal Control Over Financial Reporting	14
Independent Auditor’s Report	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Cash Flows	F-5
Statement of Changes in Shareholder’s Equity	F-6
Notes to the Financial Statements	F-7 to F-15
Management’s Discussion and Analysis and Plan of Operation	12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMCI CORP.
(the "Registrant")

/s/ Calvin Chin
Name: Calvin Chin
Title: Chief Executive Officer

Date: May 24, 2017

/s/ M.W. Chan
Name: M.W. Chan
Title: Chief Financial Officer

Date: May 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 24, 2017	By:	/s/ Lok Khing Ming
		Name:	Lok Khing Ming
		Title:	Sole Director and Chairman of the Board

EXHIBIT INDEX

Certain of the following exhibits are incorporated by reference from prior filings.  The form with which each exhibit was filed and the date of filing are as indicated below.

Item No.	Description
3.1	Articles of Incorporation of the Registrant incorporated by reference to Exhibit 3.01 to the Registrant’s Form 10-12g, filed on March 27, 2012.
3.2	Articles of Merger dated March 16, 2015, changing the Registrant’s name to GMCI Corp
3.3	Certificate of Amendment dated January 2, 2015, increasing the Registrant’s authorized share capital to 4 billion shares and decreasing its issued and outstanding shares at a ratio of 25:1.
3.4	Bylaws of Registrant incorporated by reference to Exhibit 3.02 to the Registrant’s Form 10-12g, filed March 27, 2012.
10.1	Promissory note from Pacific Gold Corp incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-12g, filed on March 27, 2012.
10.2	Share Exchange Agreement, dated March 26, 2015, incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed on April 29, 2015, file number 000-54629.
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