Form 10-Q
period 2016-03-31
GMCI Corp.
filed 2017-06-22
CIK 1545312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [   ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ X ]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes      [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 20, 2017, GMCI Corp. had 720,802,346 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GMCI Corp.
Condensed Consolidated Balance Sheets

	March 31, 2016 (Unaudited)	December 31, 2015*

ASSETS
Current Assets
Cash	$15,290	$17,334
Prepaid expenses and deposits	8,503	27,665
Total Current Assets	23,793	44,999

Advance payment on mineral trading, related party	636,699	-
Plant and equipment, net	76,896	57,586

TOTAL ASSETS	$737,388	$102,585

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and accrued liabilities	$74,462	$86,512
Advances payable, related party	1,576,110	782,499
Total Current Liabilities	1,650,572	869,011

Total Liabilities	1,650,572	869,011

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-

Common stock - $0.001 par value; 4,000,000,000 shares authorized, 720,802,346 issued and outstanding at March 31, 2016 and December 31, 2015	720,802	720,802
Subscriptions receivable	(220,000)	(220,000)
Additional Paid in Capital	(338,845)	(360,607)
Other comprehensive income (loss)	43,631	94,847
Accumulated deficit	(1,118,772)	(1,001,468)
Total Stockholders' Deficit	(913,184)	(766,426)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$737,388	$102,585

*Derived from audited information.
See accompanying notes to the financial statements

GMCI Corp.
Condensed Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

	Three Months ended
	March 31,
	2016	2015

Revenue	$-	$-

Operating Expenses
Professional fees	47,260	1,383
General and administrative	48,640	66,777
Total Operating Expenses	95,900	68,160

(Loss) from operation	(95,900)	(68,160)

Interest expenses	(21,404)	-

(Loss) before taxation	(117,304)	(68,160)
Taxation	-	-
Net (Loss)	$(117,304)	$(68,160)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding: Basic and Diluted	720,802,346	500,044,575

Comprehensive Income (Loss):
Net loss	$(117,304)	$(68,160)
Effect of foreign currency translation	(51,216)	15,227
Comprehensive Loss	$(168,520)	$(52,933)

See accompanying notes to the financial statements

GMCI Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(117,304)	$(68,160)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	11,463	6,747
Rent expenses contributed as additional paid in capital	358	-
Imputed interest contributed as additional paid in capital	21,404	-
Changes in operating assets and liabilities:
Other receivable and deposits	743	360
Accounts Payable and accrued liabilities	(13,542)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(96,878)	(61,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advanced payment on mineral trading – related party	(614,226)	-
Plant and equipment	(4,492)	(2,386)
NET CASH USED IN INVESTING ACTIVITIES	(618,718)	(2,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances, related parties, minertal trading	614,226	66,752
Advances, related parties, operating expenses	98,780
Cash acquired via reverse acquisition	-	35
NET CASH PROVIDED BY FINANCING ACTIVITIES	713,006	66,787

Effects of changes in foreign exchange rate	546	465

NET CHANGE IN CASH	(2,044)	3,813
CASH AT BEGINNING OF PERIOD	17,334	13,297
CASH AT END OF PERIOD	$15,290	$17,110

Cash Paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

Non-Cash financing and investing activities:
Other receivable and deposits acquired per reverse merger	$-	$(6,000)
Accounts payable and accrued liabilities acquired per reverse merger	-	9,448
Convertible notes acquired per reverse merger	-	195,000
Amounts due to related parties acquired per reverse merger	-	47,043
Convertible note released and contributed to additional paid in capital	-	(195,000)
Accrued interest contributed to additional paid in capital	-	(6,999)
Deposit to acquire plant and equipment transfer to plant and equipment	19,747	-
	$19,747	$43,492

See accompanying notes to the financial statements

GMCI Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

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

SBS is a producer of metal ore and is focused on producing iron ore, bauxite and tin ore. Currently SBS is principally engaged in the prospecting of minerals and ultimately the mining of minerals upon successful exploration.  As of March 31, 2016 SBS is not yet generating revenues as a result of its mineral exploration and ore acquisition efforts, however SBS has paid initial deposits in order to commence a mineral trading business (See Note 2), which have resulted in revenues during the quarter ended March 31, 2017.  Essentially all of the Company’s property, plant and equipment assets are held in Malaysia.  The functional currency of the Company’s Malaysian subsidiary, SBS, is the ringgit.  During 2016, the ringgit was subject to significant swings in value against the US dollar.  Those swings were most pronounced close to the quarter end periods.  Balance sheet amounts under ASC 830 for companies who translate their function currency into a reporting currency, as the Company does for SBS, are translated at the period end rate, while amounts recorded to the statement of operations are translated at the period average rate, these period end fluctuations have cause significant difference between these translation amounts.  Because of this, the Company has included in the table below the effect of these foreign currency translation changes.

Principals of Consolidation

The Condensed Consolidated financial statements include the accounts of GMCI and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The unaudited interim Condensed Consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed on May 24, 2017 with the SEC. The interim unaudited Condensed Consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K filed on May 24, 2017. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the transition year ending June 30, 2016.

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

GMCI Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

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

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2016 and December 31, 2015 cash includes cash on hand and cash in the bank.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

Foreign Currencies

Functional and presentation currency - Items included in the Condensed Consolidated financial statements of each of the Company and its subsidiary are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’). The Condensed Consolidated financial statements are presented in US Dollars, which is the Company’s functional and presentation currency. The functional currency of the Company’s subsidiary is the Malaysian Ringgit.

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

Plant and equipment and depreciation

Plant and equipment are stated at cost less accumulated depreciation and impairment loss, if any. Depreciation is calculated on straight line basis to write off the cost of plant and equipment over their expected useful lives at the following annual rates:

Motor Vehicles	20%
Office equipment	33%
Tools and equipment	33%
Computer and software	33%
Leasehold improvements	Term of lease

GMCI Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

Note 1 – Organization and Summary of Significant Accounting Policies (cont’d)

Mineral Properties

The Group is primarily engaged in the business of the acquisition, exploration, development, mining, and production of mineral properties and or resources, with a current emphasis on iron ore, bauxite and tin.  Mineral claims and other property acquisition costs are capitalized as incurred.  Such costs are carried as an asset of the Group until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development costs, are capitalized.  The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves.  If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

Exploration expenditures

Exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects and prospecting activities are charged to expense as incurred. As at June 30, 2014 the Group had completed its prospecting activities in relation to certain iron ore resources, at which time all associated overhead pending the extraction of the resource in place has been allocated to general operating expense, save certain annual expenses for permitting and licensing of the property which are recorded  as they may occur in the current period. Exploration expenses in the three months ended March 31, 2016 and 2015 were $Nil.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the three months ended March 31, 2016 and 2015, there was no impairment of long-lived assets.

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

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company’s common stock that could increase the number of shares outstanding and lower the earnings per share of the company’s common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of March 31, 2016, and 2015, there were no stock options or stock awards that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

GMCI Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

Note 2 –Advance Payment on Mineral Trading – Related Party

During the three months ended March 31, 2016 the Company’s subsidiary, SBS, advanced $636,699 (MYR$2,504,769) to Sincere Pacific Mining(M) Sdn. Bhd. (“Sincere”) (see Note 7), a related party corporation by virtue of directors in common, for the purpose of commencing bauxite trading and financing activities.

During the three month period ended March 31, 2016 SBS and Sincere have verbally agreed to work in partnership to acquire and arrange transport for stockpiled bauxite shipments to Mainland China. Services required for the loading, processing and transport of bauxite from mine sites to the port will be provided by SBS and Sincere directly.  As at March 31, 2016 the Company has advanced proceeds for the purpose of securing mineral resources for shipment.  Sincere has agreed to manage all labor, processing, transport and export of the ore.  Funds advanced by SBS will be used for the continuing purchase of minerals for transport over the course of several planned shipments.  SBS does not intend to take physical possession of the minerals at any time. It has been agreed between the parties that SBS shall receive a commission based on gross washed bauxite tonnage of up to 20,000 tonnes per shipment. Thereafter, if successful, the two parties will enter a formal agreement with respect to further shipments under newly negotiated terms .  SBS does not expect the initial advances made to Sincere to be returned until several shipments of ore have been completed.

Further it is anticipated that the sales price obtained by Sincere for unwashed bauxite will total gross US$24.50 per dry, delivered metric tonne, free on board stowed and trimmed, subject to certain penalties or bonus based on the percentage of certain mineral compounds present, primarily aluminum oxide and silicon dioxide. Sincere will issue payment to SBS upon successful conclusion of shipments, at an agreed $1 USD per delivered dry tonne, net any applicable fees such as storage. It is anticipated that the Company will continue to conduct its bauxite trading activities under these verbal terms of agreement until such time as deposits advanced to commence trading operations are recovered.  Subsequently the parties intend to formalize a written agreement for future mineral trading activities.  The Company and Sincere have secured up to 1.8 million gross tonnes of material for processing as of March 31, 2016.

Note 3 – Plant and Equipment

	December 31, 2015	Additions	FX changes	March 31, 2016
Cost
Motor Vehicles	$96,363	$-	$8,823	$105,186
Office equipment	6,657	5,810	1,090	13,557
Computers and software	5,846	-	535	6,381
Tools and equipment	494	-	45	539
Leasehold improvements	-	18,429	1,528	19,957
	$109,360	$24,239	$12,021	$145,620

	December 31, 2015	Additions	FX changes	March 31, 2016
Accumulated depreciation
Motor Vehicles	$44,191	$4,937	$4,368	$53,496
Office equipment	4,190	1,563	487	6,240
Computers and software	3,090	460	311	3,861
Tools and equipment	303	42	30	375
Leasehold improvements	-	4,461	291	4,752
	$51,774	$11,463	$5,487	$68,724

	March 31, 2016	December 31, 2015
Carrying Value
Motor Vehicles	$51,690	$52,172
Office equipment	7,317	2,467
Computers and software	2,520	2,756
Tools and equipment	164	191
Leasehold improvements	15,205	-
	$76,896	$57,586

GMCI Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

Note 3 – Plant and Equipment (cont’d)

Essentially all of the Company’s property, plant and equipment assets are held in Malaysia.  The functional currency of the Company’s Malaysian subsidiary, SBS, is the ringgit.  During 2016, the ringgit was subject to significant swings in value against the US dollar.  Those swings were most pronounced close to the quarter end periods.  Balance sheet amounts under ASC 830 for companies who translate their function currency into a reporting currency, as the Company does for SBS, are translated at the period end rate, while amounts recorded to the statement of operations are translated at the period average rate, these period end fluctuations have cause significant difference between these translation amounts.  Because of this, the Company has included in the table above the effect of these foreign currency translation changes.

Note 4 – Prepaid expenses and deposits

	March 31, 2016	December 31, 2015

Sundry receivables	$4,868	$4,471
Deposits, including utility, security deposits and to purchase plant and equipment	3,635	23,194
	$8,503	$27,665

Note 5 – Mineral Licenses

On January 6, 2014 the Company’s subsidiary, SBS, entered into two agreements with unrelated third parties, YM Tengku Dato’ Kalsom Ibni Al-Marhum Sultan Abu Bakar and YM Tengku Dato’ Norazahan Ibni Al-Marhum Sultan Abu Bakar where under SBS was granted, in consideration of all work and fees payable on the underlying lands, a power of attorney granting a license to prospect, extract and monetize iron ore on the following two (2) properties:

NO	Mining Land	Mining Area (Hectares)
1	Sungai Bekil, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50
2	Sungai Semeriang, Mukim Of Batu Talam, State Of Pahang Darul Makmur, Malaysia	50

The total mining area measures approximately 100 hectares (247 Acres). Under the terms of the agreements the SBS may extract and sell the iron ore subject to the payment of 5% royalties, tributes, and all such other fees and expenses as may be assessed. Concurrently with the aforementioned agreements SBS and each of the respective parties entered into an exclusive operating agreement the terms of which set out terms and conditions for the mining operation including the annual costs of the mineral license, rents and other fees over the two-year term of the mineral license, totaling US$8,295 (RM$31,000) per mining area.

The license expired on January 6, 2016 and SBS does not intend to pursue renewal of the license at this time due to the reduced market price for iron ore.

GMCI Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

Note 6 – Commitments and Contingencies

 On July 10, 2015, the Company’s subsidiary entered into a two-year lease commencing August 1, 2015 for office premises in Kuala Lumpur.  Under the terms of the lease SBS will pay monthly rent of $695 USD (RM$2,600) and shall be responsible for all monthly utilities.  SBS has paid a deposit of two months’ rent and a deposit for utilities with a cumulative total of $2,087 USD (RM$7,800).   The annual lease commitment, exclusive of utilities is noted below:

Fiscal 2016 - US$6,660 (RM$28,600)
Fiscal 2017 - US$7,266 (RM$31,200)
Fiscal 2018 - US$605 (RM$2,600)

Note 7 – Advances from Related Parties / Related Parties Transactions

(a) Amounts advanced by related parties:

	March 31, 2016	December 31, 2015

Amounts advanced on behalf of the Company by its Directors	$342,566	$219,792
Amounts advanced on mineral trading – related party	636,699	-
Amounts advanced on behalf of the Company by controlling shareholder, LYF & Son Realty Sdn. Bhd.	$596,845	$546,585
Advances to the Company by Sincere Pacific Mining(M) Sdn. Bhd. (1)	$-	16,122
Total	$1,576,110	$782,499

(1)	Sincere Pacific Mining is a company which shares a director in common with SBS.

Further directors of the Company have leased shared office space for corporate operations the cost of which is $358 (MYR$1,500 per quarter), the use of which is provided to the Company free of charge by our directors.  We have recorded the amount as contributed capital.

In the period ended March 31, 2016, the Company was advanced approximately $637,000 by entities with common directors with the Company.  The funds received were used to advance to another related entity for the purpose of setting up a trading operation in the sale and transport of bauxite ore to entities in mainland China (see Note 2).  The advances from the related entities were unsecured and not evidenced by a note.

In the three months ended March 31, 2016, the Company has imputed interest at the rate of 6.68% on the advances made to the Company in the amount of $21,404.

Note 8 – Equity

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

On June 15, 2015, the Company entered into Subscription Agreements with its President and CEO, Mr. Lok Khing Ming, and Mr. Liew Kin Sing, a resident of Malaysia, whereby the Company sold to Mr. Lok 120 million shares of its common stock and sold to Mr. Liew 100 million shares of common stock. Both sales were priced at the par value of $0.001. Mr. Lok and Mr. Liew paid cash for these shares in July of 2016. As at March 31, 2016 and December 31, 2015, the amounts payable under the aforementioned subscription agreements has been recorded on the balance sheet as “subscription receivable”

As of March 31, 2016, and December 31, 2015 the Company has 720,802,346 shares of common stock issued and outstanding.

GMCI Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016

Note 8 – Equity (cont’d)

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  As of March 31, 2016, the Company has no designated or outstanding shares of preferred stock.

Instruments Convertible into Common or Preferred Shares

As of March 31, 2016, the Company had no instruments outstanding that were convertible into or exercisable into either common or preferred shares of the Company.

Note 9 – Subsequent events

During the quarter ended March 31, 2017, the Company earned revenue from its bauxite trading activities (see Note 2  above), and concluded shipments  for a total of 40,000 tonnes of gross washed bauxite (net dry weight of 32,432 tonnes) for net commissions of US$31,887 converted at an agreed fixed rate of conversion to MYR at 4.4 for total proceeds of MYR$140,301.

Subsequent to the period, all the Company’s operating expenses estimated to be approximately $650,000  have been paid by related parties in the form of non interest bearing advances, save a total of US$31,887 which is the amount collected from concluded bauxite shipments to date.

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

SBS is a producer of metal ore and is focused on iron ore, bauxite and tin ore. Currently SBS is principally engaged in the prospecting of minerals and to carry out the mining of minerals upon successful exploration and the financing of mineral export activities.  The Company is not in actual development or production of any mineral deposits.

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

In January 2016, the licenses for these concessions expired.  As a result of the present lack of economic viability in the marketing of iron ore, Management determined not to renew these licenses on expiry.

At the time that the SBS Agreement was concluded (approximately the second quarter of 2015), the market price for iron ore was between $45 and $65. SBS believed that there would be a downward trend for iron ore prices and eventually the market price fell below $45 in December 2015. Therefore, SBS Mining commenced a plan to move into financing bauxite mining and trading in the surrounding area. During the period SBS advanced $636,699 (MYR$2,504,769) to Sincere Pacific Mining(M) Sdn. Bhd. (“Sincere”), a related party corporation by virtue of directors in common, for the purpose of commencing bauxite trading and financing activities.

At the time SBS commenced a plan to move into financing bauxite mining and trading, SBS believed that shipments and demand for bauxite would increase, as illustrated by the fact that China imported 14 times more bauxite from Malaysia in November 2014 than in March 2014, after an export ban in Indonesia stopped supplies of the ore to the world's biggest consumer of industrial metals.

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

Plan of Operations
Results of Operations

During the three months ended March 31, 2016 the Company’s subsidiary, SBS, advanced $636,699 (MYR$2,504,769) to Sincere Pacific Mining(M) Sdn. Bhd. (“Sincere”) (see Note 7), a related party corporation by virtue of directors in common, for the purpose of commencing bauxite trading and financing activities.

During the three month period ended March 31, 2016 SBS and Sincere have verbally agreed to work in partnership to acquire and arrange transport for stockpiled bauxite shipments to Mainland China. Services required for the loading, processing and transport of bauxite from mine sites to the port will be provided by SBS and Sincere directly.  As at March 31, 2016 the Company has advanced proceeds for the purpose of securing mineral resources for shipment.  Sincere has agreed to manage all labor, processing, transport and export of the ore.  Funds advanced by SBS will be used for the continuing purchase of minerals for transport over the course of several planned shipments.  SBS does not intend to take physical possession of the minerals at any time. It has been agreed between the parties that SBS shall receive a commission based on gross washed bauxite tonnage of up to 20,000 tonnes per shipment. Thereafter, if successful, the two parties will enter a formal agreement with respect to further shipments under newly negotiated terms .  SBS does not expect the initial advances made to Sincere to be returned until several shipments of ore have been completed.

Further it is anticipated that the sales price obtained by Sincere for unwashed bauxite will total gross US$24.50 per dry, delivered metric tonne, free on board stowed and trimmed, subject to certain penalties or bonus based on the percentage of certain mineral compounds present, primarily aluminum oxide and silicon dioxide. Sincere will issue payment to SBS upon successful conclusion of shipments, at an agreed $1 USD per delivered dry tonne, net any applicable fees such as storage. It is anticipated that the Company will continue to conduct its bauxite trading activities under these verbal terms of agreement until such time as deposits advanced to commence trading operations are recovered.  Subsequently the parties intend to formalize a written agreement for future mineral trading activities.  The Company and Sincere have secured up to 1.8 million gross tonnes of material for processing as of March 31, 2016.

During the quarter ended March 31, 2017, the Company earned revenue from its bauxite trading activities (see Note 2 to the financial statments included above), and concluded shipments  for a total of 40,000 tonnes of gross washed bauxite (net dry weight of 32,432 tonnes) for net commissions of US$31,887 converted at an agreed fixed rate of conversion to MYR at 4.4 for total proceeds of MYR$140,301.

Revenues

During the quarter ended March 31, 2016, we did not realize any revenues as we did not commence mining activities on our properties due to the depressed value of iron ore, and we let our licenses on the iron ore properties expire without renewal.  Further we had not commenced our bauxite lead financing activities until after the period covered by this quarterly report, although we did advance payments for these activities in the current period.  We expect the first quarter in which we will commence earning revenue will be the quarter ended March 31, 2017.

Operating Expenses

Our condensed consolidated expenses for the three-month periods ended March 31, 2016 and 2015 were as follows:

	Three Months ended March 31, 2016	Three Months ended March 31, 2015
Operating Expenses
Professional fees	$47,260	$1,383
General and administrative	48,640	66,777
Total Operating Expenses	$95,900	$68,160

Our general and administrative expenses include rent, telephone, internet services, banking charges, salaries and miscellaneous office costs.

 The increase in professional fees period over period is predominantly related to legal and accounting fees associated with being a public reporting issuer.  General and administrative expenses declined period over period as the Company reduced payroll for its operating subsidiary as its activities prospecting for iron ore were curtailed.

We expect the general and administrative expenses and professional fees to increase in future periods as we expect to grow our recently acquired bauxite financing business, and also as a result of the addition of management staff  during the fourth quarter of 2016 to help manage growth in the mineral financing business, as well as seek other business opportunities.  The Company is developing plans and aggressively moving towards further acquisition of profitable companies and businesses in order to expand our operations. Further as the Company takes steps to become current in our public reporting obligations, we will incur substantive legal, accounting and filing fees.

Liquidity and Capital Resources

	At March 31, 2016	At December 31, 2015

Current Assets	$23,793	$44,999
Current Liabilities	1,650,572	869,011
Working Capital Deficit	$(1,626,779)	$(824,012)

As of March 31, 2016, the Company had total current assets of $23,793 and a working capital deficit of $1,626,779, compared to total current assets of $44,999 and a working capital deficit of $824,012 as of December 31, 2015. The increase in our working capital deficit was due to an increase in advances payable to a related party which allowed us to fund ongoing operations, and to advance funds to a related party to support future mineral trading opportunities, offset by a decrease in accounts payable and accrued liabilities.  Current assets decreased predominantly as a reduction to prepaid items including security deposits and deposits on property and equipment.  A substantive portion of our total assets relate to a deposit paid to a related party entity by our subsidiary, SBS, which is expected to be recovered in fiscal 2017 upon the conclusion of certain mineral trading activities.

For the three months ended March 31, 2016, cash used in operating activities totaled $96,878 primarily as a result of a net loss from operations of $117,304 offset by a decrease in accounts payable of $13,542, imputed interest of $21,404 and depreciation expense of $11,463.

Net cash used in investing activities was $618,718 as compared to only $2,386 in the prior comparative period as a result of an advance to a related party entity to commence mineral trading operations by the Company’s subsidiary.  Net cash provided by financing activities was $713,006 during the three months ended March 31, 2016 as compared to $66,787 in the prior comparative period, predominantly as a result of advances from related parties to meet shortfalls in our operational overhead and in order to allow investment in our newly commenced mineral trading endeavors.

For the three months ended March 31, 2016, cash used in operating activities totaled $96,878 primarily as a result of a net loss from operations of $117,304 offset by a decrease in accounts payable of $13,542, imputed interest of $21,404 and depreciation expense of $11,463.

Net cash used in investing activities was $618,718 as compared to only $2,386 in the prior comparative period as a result of an advance to a related party entity to commence mineral trading operations by the Company’s subsidiary.  Net cash provided by financing activities was $713,006 during the three months ended March 31, 2016 as compared to $66,787 in the prior comparative period, predominantly as a result of advances from related parties to meet shortfalls in our operational overhead and in order to allow investment in our newly commenced mineral trading endeavors.

We are currently dependent upon receiving loans and advances from our shareholders, officers and directors to make operational shortfalls.  While we expect these  amounts to be sufficient to meet our ongoing operating expenses and obligations until such time as the Company can commence generating revenue or can conclude a larger equity based financing, there can be no assurance that continued funding will be available on satisfactory terms.

The Company expects it will need to raise up to $700,000 to fund its proposed operations for the next twelve months, including the proposed operations in the mineral trading business.  It intends to fund operations by a combination of related party advances, loans and equity placements as they become available. The Company will also continue to work with related party entity partnerships to meet its obligations under agreements executed subsequent to March 31, 2016.  The Company commenced revenue generating operations in the period ended March 31, 2017, and has received additional funding of approximatley $650,000 to date from related parties to meet ongoing operational expenses.  During the quarter ended March 31, 2017, the Company earned revenue from its bauxite trading activities (see Note 2 to the financial statments included above), and concluded shipments  for a total of 40,000 tonnes of gross washed bauxite (net dry weight of 32,432 tonnes) for net commissions of US$31,887 converted at an agreed fixed rate of conversion to MYR at 4.4 for total proceeds of MYR$140,301.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission (‘SEC”).

Critical Accounting Policies

The preparation of our condensed consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.
.
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
(the "Registrant")

/s/ Calvin Chin
Name: Calvin Chin
Title: Chief Executive Officer

Date: June 22, 2017

/s/ M.W. Chan
Name: M.W. Chan
Title: Chief Financial Officer

Date: June 22, 2017