Form 10-Q
period 2017-09-30
GMCI Corp.
filed 2018-01-09
CIK 1545312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-54629

GMCI CORP.
(Exact name of registrant as specified in its charter)

Nevada	38-4051728
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Level 1 Tower 1 Avenue 3
The Horizon
Bangsar South City, Kuala Lumpur 59200

 (Address of principal executive offices)

60-3-2242-2259

 (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [X]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
[_]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]
The number of shares of the issuer's common stock outstanding as of December 12, 2017 was 720,802,346 shares, par value $0.001 per share.

GMCI CORP.
FORM 10-Q
Quarterly Period Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GMCI Corp.
Condensed Consolidated Balance Sheets

	September 30, 2017	June 30, 2017*
	(unaudited)
ASSETS
Current Assets
Cash	$24,254	$9,861
Prepaid expenses and deposits	75,950	61,883
Due from Sincere, related party	-	186,372
Total Current Assets	100,204	258,116

Plant and equipment, net	46,343	55,711

TOTAL ASSETS	$146,547	$313,827

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable and accrued liabilities	$95,956	$136,201
Income tax payable	20,000	20,000
Deferred rent expenses	6,242	8,078
Advances payable, related party	2,191,925	2,232,387
Advances payable	253,901	127,256
Total Current Liabilities	2,568,024	2,523,922

Total Liabilities	2,568,024	2,523,922

Stockholders' Deficit
Preferred Stock - $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and June 30, 2017	-	-
Common stock - $0.001 par value; 4,000,000,000 shares authorized, 720,802,346 issued and outstanding at September 30, 2017 and June 30, 2017	720,802	720,802
Additional Paid in Capital	(123,774)	(163,250)
Other comprehensive income (loss)	89,667	114,945
Accumulated deficit	(3,108,172)	(2,882,592)
Total Stockholders' Deficit	(2,421,477)	(2,210,095)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$146,547	$313,827
*Derived from audited information

See accompanying notes to the unaudited condensed consolidated financial statements

GMCI Corp.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three months ended September 30,
	2017	2016

Revenue	$49,281	$-

Operating Expenses
Professional fees	65,546	53,040
General and administrative expenses	170,190	151,811
Total Operating Expenses	235,736	204,851
		-
(Loss) from operations	(186,455)	(204,851)

Interest expenses, Related Parties	(39,125)	(26,526)

(Loss) before taxation	(225,580)	(231,377)
Income tax	-	-
Net (Loss)	$(225,580)	$(231,377)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding: Basic and Diluted	720,802,346	720,802,346

Comprehensive Income (Loss):
Net loss	$(225,580)	$(231,377)
Effect of foreign currency translation	(25,278)	(20,161)
Comprehensive Loss	$(250,858)	$(251,538)

See accompanying notes to the unaudited condensed consolidated financial statements

GMCI Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended September 30,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(225,580)	$(231,377)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation	12,006	9,376
Rent expenses contributed to additional paid in capital	352	364
Imputed interest contributed as additional paid in capital	39,125	26,526
Expenses paid directly by related party	63,372	33,206
Changes in operating assets and liabilities:
Other receivable and deposits	(13,112)	(54,124)
Accounts payable and accrued liabilities	(40,652)	(2,931)
Deferred rent expenses	(1,956)	14,647
NET CASH USED IN OPERATING ACTIVITIES	(166,445)	(204,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of investment in mineral trading, related party	187,932	-
Plant and equipment	(1,797)	(23,185)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	186,135	(23,185)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription receivable	-	220,000
Proceeds of related party advances	-	173,996
Repayments of related party advances	(132,146)	(20,400)
Advances from third party, operating expenses	126,645	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,501)	373,596

Effects of changes in foreign exchange rate	204	(1,673)

NET CHANGE IN CASH	14,393	144,425
CASH AT BEGINNING OF PERIOD	9,861	14,112
CASH AT END OF PERIOD	$24,254	$158,537

Cash Paid during the year for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental Non-Cash Information
Landlord deposits funded directly by related party	$-	$51,317

See accompanying notes to the unaudited condensed consolidated financial statements

GMCI Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
For three months ended September 30, 2017 and 2016

Note 1 – Organization and Summary of Significant Accounting Policies

GMCI Corp., formerly Pacific Metals Corp. ("GMCI" or the "Company") was incorporated in Nevada on June 28, 2006.

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

On March 26, 2015, GMCI entered into and closed a Share Exchange Agreement (the "SBS Agreement") with all of the shareholders of SBS Mining Corp. Malaysia Sdn. Bhd., ("SBS") a Malaysian corporation whose primary business is mining and exploration of properties located in Malaysia.  Pursuant to the SSBS Agreement, the Company acquired 600,000 shares of capital stock of SBS from the SBS Shareholders and in exchange issued 500,000,000 restricted shares of its common stock to the SBS Shareholders.

As a result of the completion of the aforementioned recapitalization, SBS is now the Company's wholly-owned subsidiary.  The aforementioned SBS Agreement was accounted for as recapitalization whereby the financial statements subsequent to the date of the transaction are presented as a continuation of SBS.  Under recapitalization accounting SBS (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the business combination.

SBS is a producer of metal ore and is focused on producing iron ore, bauxite and tin ore. Currently SBS is principally engaged in the prospecting of minerals and ultimately the mining of minerals upon successful exploration.  During fiscal 2017 SBS commenced revenue generating operations as a result of its mineral trading business (See Note 3), which have resulted in revenues during the three months ended September 30, 2017 of $49,281, as a result of concluded shipments of 49,006 net tonnes of bauxite.  Essentially all of the Company's property, plant and equipment assets are held in Malaysia.  The functional currency of the Company's Malaysian subsidiary, SBS, is the Malaysian Ringgit.

Fiscal Year

The Company's year end is June 30.

Principals of Consolidation

The condensed consolidated financial statements include the accounts of GMCI and its wholly-owned subsidiary, SBS. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2017, included in the Company's Report on Form 10-12G/A, filed on October 24, 2017 with the SEC. The interim unaudited Condensed Consolidated financial statements should be read in conjunction with those audited financial statements. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018.

GMCI Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
For three months ended September 30, 2017 and 2016

Note 1 – Organization and Summary of Significant Accounting Policies (cont'd)

Use of Estimates and Assumptions

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

Revenue Recognition

Revenues are presented net of discounts. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

The Company applies judgment with respect to whether it can establish a selling price based on third party evidence. The Company does not have any product offerings that would be considered multiple deliverables; therefore the pricing model is determined based on competitor prices for similar product offerings, and/or contracts independently negotiated between the Company and purchasers.

To date, all of the revenue recognized by the Company has been derived from transactions with related parties (See Note 3).  In addition, all of the revenue recognized with those related parties has been based on verbal conditions.  To date the Company has not entered into a formal written agreement for its commissions earned on the trading of unwashed bauxite ore.  The Company has determined that in recording its revenue through September 30, 2017, that the selling price and other conditions derived from its transactions with related parties were not fixed and determinable until those trading commissions were paid to the Company by its related party.  Because of this, through September 30, 2017, the Company has recorded its trading commissions earned with Sincere Pacific Mining(M) Sdn. Bhd. ("Sincere") on the cash basis.  In the future, should the Company enter into formal agreements, the recognition method may change.

Cash and Cash Equivalents

The company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2017 and June 30, 2017, cash includes cash on hand and cash in the bank.  The Company's subsidiary operates in Malaysia where deposit insurance for deposits is provided up to RM$250,000 (approximately US$59,224). From time to time the Company's account balances may exceed that limit.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

Foreign Currencies

Functional and presentation currency - Items included in the consolidated financial statements of each of the Company and its subsidiary are measured using the currency of the primary economic environment in which the entity operates (the 'functional currency'). The consolidated financial statements are presented in US Dollars, which is the Company's functional and presentation currency. The functional currency of the Company's subsidiary is the Malaysian Ringgit.

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

GMCI Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
For three months ended September 30, 2017 and 2016

Note 1 – Organization and Summary of Significant Accounting Policies (cont'd)

Subsidiaries The results and financial position of the subsidiary that has a functional currency different from the presentation currency are translated into the presentation currency as follows:

i) assets and liabilities are translated at the closing rate at the date of the balance sheet;
ii) income and expenses are translated at average exchange rates;
iii) all resulting exchange differences are recognized as other comprehensive income (loss), a separate component of equity.

Plant and equipment and depreciation

Plant and equipment are stated at cost less accumulated depreciation and impairment loss, if any. Depreciation is calculated on straight line basis to write off the cost of plant and equipment over their expected useful lives at the following annual rates:

Motor Vehicles	20%
Office equipment	33%
Tools and equipment	33%
Computer and software	33%
Leasehold improvements	Term of lease
Furniture and Fixture	33%

Mineral Properties

The Group is planning on being engaged in the business of the acquisition, exploration, development, mining, and production of mineral properties and or resources, with a current emphasis on granite (see Note 3) and previous emphasis on iron ore, bauxite and tin.  Mineral claims and other property acquisition costs are capitalized as incurred.  Such costs are carried as an asset of the Group until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations.  Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development costs, are capitalized.  The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves.  If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

Exploration expenditures

Exploration, acquisition (except for property purchase costs), and general and administrative costs related to exploration projects and prospecting activities are charged to expense as incurred. Exploration expenses in the three months ended September 30, 2017 and 2016 are $nil.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During the three months ended September 30, 2017 and 2016, there was no impairment of long-lived assets.

GMCI Corp.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
For three months ended September 30, 2017 and 2016

Note 1 – Organization and Summary of Significant Accounting Policies (cont'd)

Segment Reporting

FASB ASC 820 "Segments Reporting" establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. Our proposed business segments are expected to span more than one geographical area. Specifically, the Company intends to generate revenue through subsidiary SBS in the area of mineral trading and exploration activities (see Note 3  and 10), while the Company, GMCI, will continue to manage the Company's reporting requirements and carry out on-going business development activities in search of new reporting segments which may include hospitality, manufacturing and other service based businesses.

Income Taxes

The company accounts for income taxes in accordance with ASC Topic 740, Income Taxes.  This statement prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company recognizes interest and penalties related to unrecognized tax benefits or failure to comply with local tax legislation within the income tax expense line in the accompanying Consolidated Statement of Operations and Comprehensive Loss. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheets.

Loss Per Share

The company follows the provisions of ASC Topic 260, Earnings per Share.  Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Basic and diluted losses per share are the same as all potentially dilutive securities are anti-dilutive.

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock or conversion of notes into shares of the company's common stock that could increase the number of shares outstanding and lower the earnings per share of the company's common stock.  This calculation is not done for periods in a loss position as this would be antidilutive.  As of the three months ended September 30, 2017 and 2016, there were no stock options or stock awards, or other convertible securities that would have been included in the computation of diluted earnings per share that could potentially dilute basic earnings per share in the future.

Note 2 – Going Concern

At September 30, 2017 and September 30, 2016, the Company reported a net loss of $225,580 and $231,377, respectively. The Company believes that its existing capital resources are not adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 and beyond based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

GMCI Corp.
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
For three months ended September 30, 2017 and 2016

Note 3 –Advance Payment on Mineral Trading – Related Party

During the fiscal year ended June 30, 2016 the Company's subsidiary, SBS, advanced $614,226 (RM$2,574,000) to Sincere (see Note 8), a related party corporation by virtue of directors in common, for the purpose of commencing bauxite trading and financing activities.

During the fiscal year ended June 30, 2016, SBS and Sincere have verbally agreed to work in partnership to acquire and arrange transport for stockpiled bauxite shipments to Mainland China. Services required for the loading, processing and transport of bauxite from mine sites to the port will be provided by SBS and Sincere directly under an export license granted by the Ministry of Mines in Malaysia which is currently in force and pending renewal prior to expiry.  As at June 30, 2016 the Company had advanced proceeds for the purpose of securing mineral resources for shipment.  Sincere has agreed to manage all labor, processing, transport and export of the ore until such time as the parties have concluded a total of seven (7) shipments.  As at September 30, 2017 a total of 5 shipments have been concluded.

It is anticipated that the sales price obtained by Sincere for unwashed bauxite will total gross US$24.50 to US$26.00 per dry, delivered metric tonne, free on board stowed and trimmed, subject to certain penalties or bonus based on the percentage of certain mineral compounds present, primarily aluminum oxide and silicon dioxide. Sincere will issue payment to SBS upon successful conclusion of shipments, at an agreed $1 USD per delivered dry tonne, net any applicable fees such as storage. It is anticipated that the Company will continue to conduct its bauxite trading activities under these verbal terms of agreement until such time as deposits advanced to commence trading operations are recovered, as well as income from the shipments.  The parties intend to formalize a written agreement for future mineral trading activities following successful conclusion of approximately seven (7) shipments whereby SBS will receive commissions on up to 140,000 gross tonnes.

During the three months ended September 30, 2017 the Company earned revenue from its bauxite trading activities and concluded shipments for a total of 60,000 tonnes of gross washed bauxite (net dry weight of 49,006 tonnes) for net commissions of US$49,281 converted at an agreed fixed rate of conversion to RM between 4.2805 and 4.2895 for total proceeds of RM$210,005.

Funds advanced by SBS will be used for the continuing purchase of minerals for transport over the course of several planned shipments.  SBS does not intend to take physical possession of the minerals at any time. It has been agreed between the parties that SBS shall receive a commission based on gross washed bauxite tonnage of up to 20,000 tonnes per shipment. Thereafter, if successful, the two parties will enter a formal agreement with respect to further shipments under newly negotiated terms.  SBS does not expect the initial advances made to Sincere to be returned until several shipments of ore have been completed. As at June 30, 2016 the Company has partially impaired the advance payment in the original amount $614,226 by $413,179, net amounts payable by SBS to Sincere, due to the uncertainty around the timing of collectibility.  During the three months ended September 30, 2017, the Company received RM$800,000 from Sincere to reduce advances paid. A balance of $nil and $186,372 (RM$800,000) remains collectible on the Company's balance sheets as of September 30, 2017, and June 30, 2017, respectively.

GMCI Corp.
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
For three months ended September 30, 2017 and 2016

Note 4 – Plant and Equipment

	September 30, 2017	June 30, 2017
Cost
Motor Vehicles	$98,028	$96,401
Office equipment	9,361	9,205
Computers and software	12,290	12,086
Tools and equipment	502	494
Leasehold improvements	13,030	12,814
Furniture and Fixture	40,316	37,881
	$173,527	$168,881

	September 30, 2017	June 30, 2017
Accumulated depreciation
Motor Vehicles	$79,264	$73,128
Office equipment	8,866	8,498
Computers and software	7,440	6,596
Tools and equipment	502	494
Leasehold improvements	8,687	6,712
Furniture and Fixture	22,425	17,742
	$127,184	$113,170

	September 30, 2017	June 30, 2016
Carrying Value
Motor Vehicles	$18,764	$23,273
Office equipment	495	707
Computers and software	4,850	5,490
Tools and equipment	-	-
Leasehold improvements	4,343	6,102
Furniture and Fixture	17,891	20,139
	$46,343	$55,711

Essentially all of the Company's property, plant and equipment assets are held in Malaysia.  The functional currency of the Company's Malaysian subsidiary, SBS, is the ringgit.

Depreciation for the three months ended September 30, 2017 and 2016 was $12,006 and $9,376, respectively.

GMCI Corp.
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
For three months ended September 30, 2017 and 2016

Note 5 – Prepaid expenses and deposits

	September 30, 2017	June 30, 2017

Sundry receivables	$1,563	$2,190
Deposits, including utility, security deposits	55,617	54,693
Prepaid on professional services fee	18,770	5,000
	$75,950	$61,883

Note 6 – Commitments and Contingencies

(1)	Office lease 1

On July 10, 2015, SBS entered into a two-year lease commencing August 1, 2015 for office premises in Lorong 3/137C, Off Jalan Klang Lama, 58000 Kuala Lumpur.  Under the terms of the lease the Company will pay monthly rent of $606 USD at current exchange rate (RM$2,600) and shall be responsible for all monthly utilities.  The Company has paid a deposit of two months' rent and a deposit for utilities with a cumulative total of $1,823 USD (RM$7,800).   The annual lease commitment, exclusive of utilities is noted below:

Fiscal 2018 - US$616 (RM$2,600)

(2)	Office lease 2

On July 25, 2016 and September 15, 2016 respectively, the Company entered into lease agreements for two individual corporate offices at Tower 1, Avenue 3, The Horizon, Bangsar South City, Kuala Lumpur, Malaysia 59200.  The leased premises occupy a total of 5,652 square feet on level 1 and 5,773 square feet on level 5, and each allowed for one-month free rent in order to renovate and occupy the space.

Under the terms of the lease(s) the Company will pay monthly rent of $7,364 USD (RM$31,086) for Level 1 and $7,522 USD (RM$31,752) for Level 5, and shall be responsible for all monthly utilities.  The Company has recorded deferred rent for each of the Level 1 and Level 5 leases in the amount of one month's rent respectively for each of the leases in order to account for the free month of occupancy included in the terms of the lease.   Deferred rent is being amortized over the term of the lease(s). Security deposits of two months' rent for Level 1 and Level 5 totaling $44,658 USD (RM$188,513), and a deposit for utilities with a cumulative total of $7,443 USD (RM$31,419) were remitted by a related party.   The annual lease commitments, exclusive of utilities is noted as: Fiscal 2018 - US$178,633 (RM$754,056).

During the three months ended September 30, 2017 and 2016 the Company expended a total of $46,158 (RM$196,697) and $25,179 (RM$103,887) with respect to all of its leasing obligations. The Company has passed on recording deferred rent for the built-in inflation contained within the lease as it has been determined to be immaterial.

From time to time the Company may be subject to proceedings, lawsuits, and other claims related to government agencies, operations, shareholders and contracts.  The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of accrual required, if any, for these contingencies is made after analysis of each matter. The required accrual, if any, may change in the future due to new developments in each matter or changes in settlement strategies. The Company does not believe that there are presently any such matters that will have a material adverse effect on its financial condition or results of operations.

GMCI Corp.
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
For three months ended September 30, 2017 and 2016

Note 7 – Advances from Related Parties / Related Parties Transactions

(1)	Advances from related parties:

	September 30, 2017	June 30, 2017

Advances from its Directors	$1,516,258	$1,574,922
Advances from controlling shareholder, LYF & Sons Realty Sdn. Bhd.	675,667	$657,465
Total	$2,191,925	$2,232,387

Further directors of the Company have leased shared office space for corporate operations the cost of which is $355 (RM$1,500 per quarter), the use of which is provided to the Company free of charge by our directors.  We have recorded an amount of $352 and $364 as contributed capital during the three months ended September 30, 2017 and 2016.

During the fiscal year ended June 30, 2016, the Company was advanced $614,226 by entities with common directors with the Company or by directors, which funds were used to advance to another related entity for the purpose of setting up a trading operation in the sale and transport of bauxite ore to entities in mainland China (see Note 3).

The advances from the related entities were non-interest bearing, unsecured and not evidenced by a note. In addition, during the fiscal year ended June 30, 2017 and 2016, the Company was advanced a total of $893,748 and $396,010, respectively, by directors or entities with common directors to meet operational shortfalls.  During the year ended June 30, 2017, related parties were repaid $678,991. During the three months ended September 30, 2017, related parties were repaid a total of $132,146.

The Company has imputed interest at the rate of 6.51% on the above advances made to the Company in the amount of $27,404 during the three months ended September 30, 2017, and has imputed interest at the rate of 6.48% on the above advances made to the Company in the amount of $22,633 during the three months ended September 30, 2016.

(2)	Related Party Salaries and Wages paid directly by related party:

	Three Months Ended September 30, (in USD)		Three Months Ended September 30, (in RM)
	2017	2016	2017	2016
Chief Executive Officer	$21,123	$7,306	$90,000	$30,000
Chief Financial Officer	14,083	9,908	60,000	40,000
Chief Operating Officer	14,083	11,121	60,000	45,000
Chief Marketing Officer	-	4,870	-	20,000
Chief Sales Officer	14,083	-	60,000	-
	$63,372	$33,205	$270,000	$135,000

The aforementioned fees were paid directly by the sole director of the Company and have been included in advances payable to related parties.

GMCI Corp.
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
For three months ended September 30, 2017 and 2016

Note 7 – Advances from Related Parties / Related Parties Transactions (cont'd)

(3)	Advances from third party:

During the fiscal year ended June 30, 2017, the Company was advanced a total of $127,156 by a third party to meet operational shortfalls. The advances from the third party are due on demand, non-interest bearing, unsecured and not evidenced by a note. The entire amount of the advances remains payable at September 30, 2017.

During the three months ended September 30, 2017, the Company was advanced a further $126,645 by a third party to meet operational shortfalls. The advances from the third party are due on demand, non-interest bearing, unsecured and not evidenced by a note. The entire amount of the advances remains payable at September 30, 2017.

The Company has treated the aforementioned advances in the same manner as if they were made by related parties and has imputed interest at the rate of 6.51% on the advances made to the Company in the amount of $11,721 during the three months ended September 30, 2017 and $nil during the same period ended September 30, 2016.

Note 9 – Common Stock

Common Stock

The Company's authorized common stock consists of 4,000,000,000 common shares with par value of $0.001 and 10,000,000 shares of preferred stock with par value of $0.001 per share.

The Company had 500,000,000 common shares issued and outstanding as of December 31, 2014, as a result of the recapitalization and reverse merger transaction described above in Note 3. In addition, as of the transaction date, there were 802,346 common shares issued and outstanding which are reflected as part of the recapitalization.

On June 15, 2015, the Company entered into Subscription Agreements with its President and CEO, Mr. Lok Khing Ming, and Mr. Liew Kin Sing, a resident of Malaysia, whereby the Company sold to Mr. Lok 120 million shares of its common stock and sold to Mr. Liew 100 million shares of common stock. Both sales were priced at the par value of $0.001 for a total of $220,000.  Mr. Lok and Mr. Liew paid cash for these shares in July of 2016. As at June 30, 2016 the amounts payable under the aforementioned subscription agreements has been recorded on the balance sheet as "subscription receivable- related party".

As of September 30, 2017, and June 30, 2017 the Company has 720,802,346 shares of common stock issued and outstanding.

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock.  As of September 30, 2017, and June 30, 2017, the Company has no designated or outstanding shares of preferred stock.

Instruments Convertible into Common or Preferred Shares

As of June 30, 2017, and 2016, the Company had no instruments outstanding that were convertible into or exercisable into either common or preferred shares of the Company.

GMCI Corp.
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
For three months ended September 30, 2017 and 2016

Note 10 – Segment Reporting

The Company currently only operates in one Segment.  However, the Company operates corporate entities and has assets and operations in the United States and Malaysia.  The following tables show the breakdown of operations and assets by Country:

Three months ended September 30, 2017:

	Malaysia	United States	Total

Revenue	$49,281	$-	$49,281
Depreciation & amortization	$12,006	$-	$12,006
Loss from operations	$(68,800)	$(117,655)	$(186,455)
Interest expenses	$(27,404)	$(11,721)	$(39,125)
Assets	$127,700	$18,847	$146,547
Expenditure on long-lived assets	$1,797	$-	$1,797

Three months ended September 30, 2016:

	Malaysia	United States	Total

Revenue	$-	$-	$-
Depreciation & amortization	$9,376	$-	$9,376
Loss from operations	$(103,866)	$(100,985)	$(204,851)
Interest expenses	$(22,633)	$(3,893)	$(26,526)
Assets	$285,768	$128,948	$414,716
Expenditure on long-lived assets	$23,185	$-	$23,185

Note 12 – Subsequent events

Subsequent to September 30, 2017, SBS has received advances of approximately $63,372 (RM$180,000) from a director of the Company in order to fund shortfalls in operational activities.  The Company has also received advances of a total of $5,873 from a related third party which funds have been used as general working capital.

Letter of Intent

In March 2017, the Company became aware of an opportunity to acquire a thirty (30) year leasehold over 6.0701 hectares of real property located in the Province of Kampar, Malaysia, that the Company believes has a significant deposit of granite (the "Property"). This opportunity was presented to the Company by Pembinaan Kaya Hebat Sdn Bhd, a Malaysian corporation ("PKH"). PKH is controlled by the Company's majority shareholder, LYF & Son Realty Sdn. Bhd.

On May 3, 2017, the Company entered into a Letter of Intent with PKH and PKH's shareholders to acquire all of the issued and outstanding shares of PKH from its shareholders in exchange for shares of the Company, which will be an amount equal to the fair market value of PKH, as determined by an independent, professional appraiser.

The acquisition of PKH is contingent upon: (a) PKH completing the transfer of title to the Property; (b) issuance of a mineral resource report that provides an estimate of the granite resources in place and exploration potential of resources located on the Property prepared by a licensed geologist that complies with the applicable rules and regulations promulgated by the SEC; and (c) the parties entering a definitive Share Purchase Agreement.

GMCI Corp.
NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS
For three months ended September 30, 2017 and 2016

Note 12 – Subsequent events (cont'd)

The transfer of title to the Property to PKH has been approved by the Ministry of Malaysian on July 26, 2017. Therefore, the Company has commenced negotiations for the terms of the definitive Share Purchase Agreement and expects to execute such agreement upon completion of the Company's ongoing due diligence review and satisfaction of the issuance of a technical report by a licensed geologist. As at the date of this report the geological report is being complied by a third party.

On December 11, 2017, GMCI entered into a Letter of Intent with NAMI Corp., a Nevada corporation ("NAMI") for the acquisition by NAMI of up to one hundred percent (100%) of the issued and outstanding capital stock of GMCI in exchange for shares of capital stock of NAMI (the "Acquisition). The completion of the Acquisition is subject to various conditions precedent, including but not limited to negotiating and execution a form of Share Exchange Agreement that is acceptable to both parties, approval of the financial statements of both parties, valuation of GMCI's stock and NAMI's stock and receiving approval of at least seventy percent (70%) of the issued and outstanding shares of GMCI. Moreover, NAMI will need to prepare a registration statement and file it with the United States Securities and Exchange Commission under which the shares of NAMI to be exchanged for shares of GMCI will be registered.

In the event that NAMI is able to complete the Acquisition, it intends to operate GMCI as its wholly-owned subsidiary or a majority-owned subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

This report contains forward-looking statements.  These statements relate to future events or our future financial performance.  These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," or the negative thereof.  We intend that such forward-looking statements be subject to the safe harbors for such statements.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent management's best judgment as to what may occur in the future.  However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrences of anticipated or unanticipated events.

Description of Business

GMCI Corp. ("GMCI," or the "Company") was incorporated in the State of Nevada on June 28, 2006, under the name "Pacific Metals Corp." On March 17, 2015, the Company changed its name to "GMCI Corp." by conducting a statutory merger with its wholly-owned subsidiary, GMCI Corp., pursuant to Nevada Revised Statutes 92A.200 et. seq. As a result of such merger, the Company was the surviving entity.

On December 12, 2014, a change in control of the Company occurred by virtue of the Company's largest shareholder, Pacific Gold Corp., selling 15,110,823 shares of the Company's common stock to Legacy Fiduciary Services Limited. Such shares represented 75.2% of the Company's total issued and outstanding shares of common stock at the time of the transaction. As part of the transaction, Legacy Fiduciary Services Limited arranged to appoint Mr. Lok Khing Ming as the sole officer and director of the Company at the time.

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

On June 28, 2016, the Board of Directors of the Company adopted a resolution to change the Company's fiscal year end from December 31 to June 30, effective immediately.

SBS Transaction and Operations

On March 26, 2015, the Company, entered into a Share Exchange Agreement (the "SBS Agreement") with all of the shareholders of SBS Mining Corp. Malaysia Sdn. Bhd. ("SBS"), a Malaysian corporation whose primary business is mining and exploration of properties located in Malaysia.  Pursuant to the SBS Agreement, the Company acquired 600,000 shares of capital stock of SBS from the SBS Shareholders and in exchange issued 500,000,000 restricted shares of its common stock to the SBS Shareholders.

The 600,000 shares of SBS constituted all of the issued and outstanding shares of SBS and were held by a total of three (3) shareholders, including the Company's sole director and Chief Executive Officer, Mr. Lok Khing Ming. Mr. Lok Khing Ming owned ten percent (10%) of SBS, or 60,000 shares. The remaining shares were owned by Mr. Liew Chin Loong (90,000 shares; 15%), who resides in Malaysia and LYF & Son Realty Sdn. Bhd., a Malaysian corporation (450,000 shares; 75%). Pursuant to the SBS Agreement, Mr. Lok received 50 million shares of the Company's common stock; Mr. Liew received 75 million shares; and LYF & Son Realty Sdn. Bhd. received 375 million shares, respectively. As a result of the SBS Agreement, SBS became a wholly owned subsidiary of the Company and the Company now carries on the business of SBS as its primary business. The closing of the SBS Agreement occurred on April 23, 2015.

Until 2016, SBS was focused on exploration activities in order to develop properties for producing metal ores, such as iron ore, bauxite and tin ore. SBS held licenses to two (2) properties located in Malaysia and on which it was prospecting for iron ore mining. The total mining area included as part of those two (2) licenses consisted of 100 (hectares (247 acres)). At the time that the SBS Agreement was concluded (approximately the second quarter of 2015), the market price for iron ore was between $45 and $65. SBS believed that there would be a downward trend for iron ore prices and eventually the market price fell below $45 in December 2015. Therefore, SBS Mining commenced a plan to move into financing bauxite mining and trading in the surrounding area. In January 2016, SBS' two (2) licenses expired and as a result of the lack of economic viability in the marketing of iron ore, management determined not to renew these licenses on expiry.

SBS believes that shipments and demand for bauxite will increase, as illustrated by the fact that People's Republic of China ("China") imported 14 times more bauxite from Malaysia in November 2014 than in March 2014, after an export ban in Indonesia stopped supplies of the ore to the world's biggest consumer of industrial metals. As at the date of this report, the ban imposed on Indonesia has been lifted, which could lessen China's increased purchase of bauxite from Malaysia. (see http://www.themalaymailonline.com/money/article/indonesias-bauxite-ban-malaysias-boom#Y9AbyelSfUL4o1Uj.97)

Bauxite mines are springing up in Malaysia and shipping an ever-increasing amount of the raw material used for the production of aluminum to China, helping fill a gap since Indonesia banned ore exports in January 2015 in a bid to encourage value-added processing at home.

According to an article published on March 2, 2017, on Fairplay.IHS.com, China is the world's largest aluminum producer, representing 54% of the global primary aluminum production. China will need around 130 million tonnes of bauxite each year to feed its aluminum industry and in 2016, China imported 51.8 million tonnes of bauxite (see https://fairplay.ihs.com/commerce/article/4282936/bauxite-shipments-set-for-shake-up).

In 2014, Malaysia exported 3.2 million tonnes of bauxite globally, compared to 154,044 tonnes in 2013. In 2015, Malaysia exported 24.3 million tonnes, resulting $1.1 billion revenue to exporters. China accounts for 99% of Malaysia's export of bauxite. In 2016, the government of Malaysia halted all mining activities and ordered to clear about the country's huge stockpile of bauxite, requiring all exports to be done pursuant to approved permits issued by the Malaysia government. This ban on the mining of bauxite remains in place as of the date of this filing. As a result, Malaysia exported 7.4 million tonnes of bauxite in 2016. (see http://www.alcircle.com/bauxite/newscircle/market/detail/26443/malaysia-exported-24-million-tons-of-bauxite-to-china-in-2015-up-650-yoy).

GMCI, through its wholly-owned subsidiary, SBS, provides financing for the acquisition, stockpiling storage, exporting and shipment of bauxite ore from Malaysia. Currently, SBS has provided funding to Sincere Pacific Mining Sdn. Bhd. ("Sincere Pacific") to purchase and sell/export bauxite through verbal agreement. Sincere Pacific is considered as a related party as Mr. Liew Chin Loong, is also a fifty percent (50%) owner and a director of Sincere Pacific.

SBS and Sincere Pacific have verbally agreed to work in partnership to acquire and arrange transport for stockpiled bauxite shipments to Mainland China. Services required for the loading, processing and transport of bauxite from mine sites to the port will be provided by SBS and Sincere Pacific directly.   Sincere Pacific has agreed to manage all labor, processing, transport and export of the ore until such time as the parties have concluded a total of seven (7) shipments, of which to date five (5) have been completed.

Sincere Pacific holds an export license from the government of Malaysia which allows it to export up to 1.8 million tonnes of bauxite. It is the Company's understanding that Sincere Pacific can renew this license upon having exported the total amount of 1.8 million tonne, and that the license remains in effect until that time. Sincere Pacific acquires or purchases bauxite from multiple sources in Malaysia for selling the ore to customers in China.

Upon purchasing bauxite in Malaysia, Sincere Pacific processes the ore in its facilities, then stockpiles the ore pending shipment. Each shipment of bauxite consists of up to 55,000 tonnes. SBS does not take physical possession of the minerals at any time. It has been agreed between the parties that SBS shall receive a commission based on gross washed bauxite tonnage of up to 20,000 tonnes per shipment. Thereafter, if successful, the two parties will enter a formal agreement with respect to further shipments under newly negotiated terms.  It is anticipated that the sales price obtained by Sincere Pacific for unwashed bauxite will total gross US$24.50 to US$26.00 per dry, delivered metric tonne, free on board stowed and trimmed, subject to certain penalties or bonus based on the percentage of certain mineral compounds present, primarily aluminum oxide and silicon dioxide. Sincere Pacific issues payment to SBS upon successful conclusion of shipments, at an agreed $1 USD per delivered dry tonne, net any applicable fees such as storage.  The parties intend to formalize a written agreement for future mineral trading activities following successful conclusion of approximately seven (7) shipments whereby SBS will receive commissions on up to 140,000 gross tonnes.

However, the price at which Sincere Pacific sells a shipment of bauxite is subject to negotiation and current market prices. Therefore, this average net income of US$1.00 per tonne payable to SBS is subject to adjustment and possible volatility.

To date, Sincere Pacific has completed five (5) shipments of bauxite and SBS has provided Sincere Pacific with $614,226 (MYR$2,504,769) of financing used towards a portion of these shipments. Of the total financing advanced by SBS,$186,744 (MYR$800,000) has been repaid by Sincere Pacific as of the date of this filing. Through September 30, 2017, SBS has received a total of $82,018 (MYR$350,306) in commissions from Sincere Pacific from its bauxite trading operations.

Currently SBS only deals with Sincere Pacific for the bauxite trading business and it is the only source of income of SBS.

PKH Transaction

In March 2017, the Company became aware of an opportunity to acquire a thirty (30) year leasehold over 6.0701 hectares (15 acres) of real property located in the Province of Kampar, State of Perak, Malaysia, that the Company believes has a significant deposit of granite (the "Proposed Property"). This opportunity was presented to the Company by Pembinaan Kaya Hebat Sdn Bhd, a Malaysian corporation ("PKH"). PKH is controlled by GMCI's majority shareholder, LYF & Son Realty Sdn. Bhd.

On May 3, 2017, the Company entered into a Letter of Intent with PKH and PKH's shareholders to acquire all of the issued and outstanding shares of PKH from its shareholders in exchange for shares of GMCI, which will be an amount equal to the fair market value of PKH, as determined by an independent, professional appraiser.

The acquisition of PKH is contingent upon: (a) PKH completing the transfer of title to the Property; (b) issuance of a mineral resource report that provides an estimate of the granite resources in place and exploration potential of resources located on the Property prepared by a licensed geologist that complies with the applicable rules and regulations promulgated by the SEC; and (c) the parties entering a definitive Share Purchase Agreement.

The transfer of title to the Property to PKH has been approved by the Ministry of Malaysia on July 26, 2017. Therefore, the Company has commenced negotiations for the terms of the definitive Share Purchase Agreement and expects to execute such agreement upon completion of the Company's ongoing due diligence review and satisfaction of the issuance of a technical report by a licensed geologist. While the Company expects to close this transaction in the next six months, there can be no assurance at the time of the filing of Form 10-Q that it will do so.

PKH has a leasehold agreement for 6.0701 hectares (15 acres) of real property in the Province of Kampar, Malaysia. The Lease period is 30 years. The title has not yet been transferred to PKH. The information we have now is based on an old title to the above referenced land and we do not know if such information is accurate or reliable. The grant number of the old title is PT186661.

We do not currently have any costs associated with this Letter of Intent and have not estimated our future costs. We do not have information as to the source of water and power that would be utilized at the property. We also do not have a timetable or budget for exploration of each prospect. At this time, we have no plans for how to fund such exploration, or who will be conducting such exploration.

Currently, the Company is engaging an independent, licensed geologist for the preparation of a mineral resource report and feasibility study reports. Such reports will provide an estimate of the granite resources and exploration potential at this Kampar property.

Property Description and Location

The Proposed Property is a greenfield and yet to commence exploration. The Proposed Property is located at the Reserve Forest in the Kampar Province, District of Kinta, State of Perak, Malaysia, 1.8km to the southeast of Sungai Siput (South). The main access road in the Proposed Property is from the Kuala Dipang – Chenderiang road where it branched out to the south upon reaching Sungai Siput (South). The road to the site was formerly used by tin miners in the area where it is currently used mainly for agricultural activities.

Letter of Intent – NAMI Corp.

On December 11, 2017, GMCI entered into a Letter of Intent with NAMI Corp., a Nevada corporation ("NAMI") for the acquisition by NAMI of up to one hundred percent (100%) of the issued and outstanding capital stock of GMCI in exchange for shares of capital stock of NAMI (the "Acquisition). The completion of the Acquisition is subject to various conditions precedent, including but not limited to negotiating and execution a form of Share Exchange Agreement that is acceptable to both parties, approval of the financial statements of both parties, valuation of GMCI's stock and NAMI's stock and receiving approval of at least seventy percent (70%) of the issued and outstanding shares of GMCI. Moreover, NAMI will need to prepare a registration statement and file it with the United States Securities and Exchange Commission under which the shares of NAMI to be exchanged for shares of GMCI will be registered.

In the event that NAMI is able to complete the Acquisition, it intends to operate GMCI as its wholly-owned subsidiary or a majority-owned subsidiary.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	A requirement to have only two years of audited financial statements and only two years of related MD&A;

●	Exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

●	Reduced disclosure about the emerging growth company's executive compensation arrangements; and;

●	No non-binding advisory votes on executive compensation or golden parachute arrangements.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards. We have elected to use the extended transition period provided above and therefore our financial statements may not be comparable to companies that comply with public company effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Revenues

During the three-month period ended September 30, 2017, we realized gross revenue of $49,821 from our bauxite financing activities, and $Nil in the three-month period ended September 30, 2016. We commenced revenue generating operations in the three-month period ended March 31, 2017.

Operating Expenses

Our consolidated expenses for the three months period ended September 30, 2017 and 2016:

	For the Three Months Ended September
	2017	2016
Operating Expenses
Professional fees	$65,546	$53,040
General and administrative expenses	170,190	151,811
Total Operating Expenses	$235,736	$204,851

	For the Three Months Ended September
	2017	2016
General and administrative:
Depreciation	$12,006	$9,376
Executive wages	63,372	33,205
Salaries	38,836	52,927
Rent	46,510	25,542
Utilities, telephone and maintenance	11,506	8,690
Other general and administrative	(2,040)	22,071
Total Operating Expenses	$170,190	$151,811

Over the comparative three months ended September 30, 2017 and 2016 the Company incurred a slight increase to total operating expenses from $204,851 (2016) to $235,736, primarily due to an increase in professional fees as well as an increase in rent and executive wages, offset by decreases in  salaries and other general and administrative expenses. During the quarter period ended September 30, 2017 professional fees increased from $53,040 (2016) to $65,546 as a result of legal fees incurring during the current quarter relative to the Company's filing of certain regulatory documents with the Securities and Exchange Commission.  General and administrative expenses also increased in the comparative periods from $151,811 (2016) to $170,190. During the fiscal quarter ended September 30, 2017 we experienced a substantive increase in executive wages from $33,205 in 2016 to $63,372 in 2017 as a result of the formal appointment of a Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Marketing Officer and Chief Sales Officer. We also experienced a decrease in salaries from $52,927 in 2016 to $38,836 in the current quarter ended September 30, 2017 as the Company was able to reduce its supporting staff upon the new executive hires.  Rent increased substantially from $25,542 in 2016 to $46,510 as the Company entered two new lease agreements in Malaysia commencing July 2016 and September 2016 for substantially expanded executive and operational office space. Utilities and maintenance charges year over year also increased accordingly.  Other general and administrative expenses experienced  a decrease from $22,071 in 2016 to $(2,040) in the three months ended September 30, 2017 as the Company incurred less travel expense.

Executive wages of $63,372 and $33,205 for the three-month periods ended September 30, 2017 and 2016 include the following compensation breakdown:
	2017	2016
Chief Executive Officer	$21,123	$7,306
Chief Financial Officer.	14,083	9,908
Chief Operating Officer	14,083	11,121
Chief Marketing Officer	-	4,870
Chief Sales Officer	14,083	-
Total	$63,372	$33,205

The aforementioned fees were paid directly by the sole director of the Company and have been included in advances payable to related parties.  The Chief Marketing Officer and Chief Sales Officer are not involving in the decision making of the Company and are not considered "named executive officers" of the Company.

We expect the general and administrative expenses, salaries and wages to increase in future periods as we continue to grow our recently acquired bauxite financing business, commence operations of granite mining operation and as a result of the addition of management staff and professional consultants to help manage growth in our business. The Company is also developing plans and moving towards further acquisition of profitable companies and businesses in order to expand our operations.

Net losses in the quarter period ended September 30, 2017 and 2016 totaled $225,580 and $231,377, respectively.

Going Concern

The Company believes that its existing capital resources are not adequate to satisfy its cash requirements for the next twelve months or enable it to execute its business plan. Through the date of this report we have been able to rely on related parties and third party entities to continue to fund shortfalls in our operations. The Company estimates that it will require additional cash resources during fiscal 2018 based on its current operating plan and condition.  The Company estimates that it will need approximately $500,000 in order to sustain its existing operations for the next 12 months, however, should the Company successfully close a proposed transaction with NAMI as discussed above, these expenditures are expected to be dramatically reduced to approximal $220,000 for the coming 12 months.  The Company also expects cash flows from operating activities to improve, primarily as a result of an increase in revenues from our current operating activities.  We have commenced earning revenues as of March 2017, however these revenues are not yet sufficient to meet our operational overhead and there can be no assurance that we will ever achieve profitable operations. We continue to rely on funding from our officers, directors and controlling shareholders to meet our operational shortfalls.  While we expect to continue to have these resources available to us, there is no guarantee we will be able to continue to meet our obligations in the normal course. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Liquidity and Capital Resources

	At September 30, 2017	At June 30, 2017

Current Assets	$100,204	$258,116
Current Liabilities	2,568,024	2,523,922
Working Capital Deficit	$(2,467,820)	$(2,265,806)

As of September 30, 2017, the Company had total current assets of $100,204 and a working capital deficit of $2,467,820 compared to total current assets of $258,116 and a working capital deficit of $2,265,806 as of June 30, 2017. The increase in our working capital deficit was due to an increase in advances payable to a related party which allowed us to fund ongoing operations. Further the Company's current assets were reduced substantially in the current quarter period as a result of the collection of certain previously paid deposits, which funds were used to carry out ongoing operational activities.

During the quarter period ended September 30, 2017, cash used by operating activities totaled $166,445, primarily as a result of a net loss from operations of $225,580, offset by imputed interest of $39,125 and expenses paid directly by a related party of $63,372.  During the quarter period ended September 30, 2016, the Company used cash in operating activities of $204,313.

Net cash provided by investing activities was $186,135 (September 30, 2016 – net cash used in investing activities of $23,185) and net cash used in financing activities was $5,501 during the quarter period ended September 30, 2017 (September 30, 2016 – net cash provided by financing activities of $373,596).

As has been noted in our financial statements included in this Form 10-Q the Company is unable to fund its ongoing operations from its new revenue sources, bauxite trading operations and potentially from sales of granite, of which bauxite trading commenced only recently in the quarter ended March 31, 2017 and we are only in the negotiation phase to potentially acquire acreage and enter the exploration stage for mining for granite.  To date the Company has relied upon entities related to it through its board of director and its subsidiary board of director members to advance it the funds required to continue operating.  While the Company believes that its related entities will continue to fund its operations until such time as it can generate sufficient profits from its new revenue sources described above, it can give no assurances that this will be the case.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission ("SEC").

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. Refer to Note 1 of the consolidated financial statements included herein.

Use of Estimates and Assumptions

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

Revenue Recognition

Revenues are presented net of discounts. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered to the customer, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured.

The Company applies judgment with respect to whether it can establish a selling price based on third party evidence. The Company does not have any product offerings that would be considered multiple deliverables; therefore the pricing model is determined based on competitor prices for similar product offerings, and/or contracts independently negotiated between the Company and purchasers.

To date, all of the revenue recognized by the Company has been derived from transactions with related parties (See Note 3 to the audited financial statements contained herein).  In addition, all of the revenue recognized with those related parties has been based on verbal conditions.  To date the Company has not entered into a formal written agreement for its commissions earned on the trading of unwashed bauxite ore.  The Company has determined that in recording its revenue through September 30, 2017, that the selling price and other conditions derived from its transactions with related parties were not fixed and determinable until those trading commissions were paid to the Company by its related party.  Because of this, through September 30, 2017, the Company has recorded its trading commissions earned with Sincere Pacific on the cash basis.  In the future, should the Company enter into formal agreements, the recognition method may change.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation of S-K (§229.305(e)), the Company is not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of our equity securities during the period covered by this quarterly report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1  Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2  Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1  Section 1350 Certification by Chief Executive Officer
32.1  Section 1350 Certification by Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GMCI CORP.

DATED: January 9, 2018	By:Calvin Chin
Calvin Chin, Chief Executive Officer (Principal Executive Officer)

By:M.W. Chan
M.W. Chan, Chief Financial Officer (Principal Financial Officer)